Form 10-Q
period 1995-03-31
FIRST COASTAL CORP
filed 1995-05-12
CIK 802763

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-Q




(Mark one):       [X]      Quarterly  Report  Pursuant to Section 13 or 15(d) of
                           the Securities Exchange Act of 1934

                           For the quarterly period ended March 31, 1995

                  [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                           For the transition period from ________ to ________ Commission file number 0-14087

                           FIRST COASTAL CORPORATION
             (Exact name of registrant as specified in its charter)

            Delaware                                    06-1177661
  (State or other jurisdiction of                     (IRS Employer
   incorporation or organization)                   Identification No.)

 36 Thomas Drive, Westbrook, Maine                         04092
(Address of principal executive offices)                (Zip Code)

       Registrant's telephone number, including area code: (207) 774-5000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes      [X]              No       [ ]

         The number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date, is:

                 Class: Common Stock, Par Value $1.00 per share
      Outstanding at April 27, 1995:                 6,006,745 shares

                                     INDEX

                    FIRST COASTAL CORPORATION AND SUBSIDIARY

PART I -          FINANCIAL INFORMATION

                                                                                                                Page
                                                                                                                ----
         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets as of March 31, 1995
                  (Unaudited) and December 31, 1994;                                                              3

                  Condensed Consolidated Statements of Operations (Unaudited) for
                  the three months ended March 31, 1995 and 1994;                                                 4

                  Condensed Consolidated Statements of Cash Flows (Unaudited) for
                  the three months ended March 31, 1995 and 1994;                                                 5

                  Notes to Condensed Consolidated Financial Statements
                  (Unaudited), March 31, 1995                                                                     6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                                            13


PART II -         OTHER INFORMATION

         Item 1.  Legal Proceedings.                                                                             22

         Item 4.  Submission of Matters to a Vote of Security Holders.                                           22

         Item 6.  Exhibits and Reports on Form 8-K.                                                              23


SIGNATURES                                                                                                       24


CONDENSED CONSOLIDATED BALANCE SHEETS
First Coastal Corporation and Subsidiary

- - - - - - ---------------------------------------------------------------------------------------
                                                         (Unaudited)
(in thousands)                                           March 31,1995 December 31,1994
- - - - - - ---------------------------------------------------------------------------------------

ASSETS
Noninterest earning deposits and cash                      $   3,088    $   4,701
Interest earning deposits                                      3,145        6,636
Federal funds sold                                            10,000       10,000
Trading securities                                              --            915

Investment securities:
 Held-to-Maturity                                              6,849        6,822
 Available-for-Sale                                           10,049        9,924
                                                           ---------    ---------
                                                              16,898       16,746

Federal Home Loan Bank stock-at cost                           1,315        1,315
Loans held for sale                                              238          185

Loans                                                        107,628      109,656
Less:Deferred loan fees, net                                     (19)         (31)
      Allowance for loan losses                               (3,620)      (4,042)
                                                           ---------    ---------
                                                             103,989      105,583

Premises and equipment                                         2,879        2,941
Real estate owned and in-substance repossessions               2,732        2,925
Other assets                                                   2,321        2,265
                                                           ---------    ---------
  TOTAL ASSETS                                             $ 146,605    $ 154,212
                                                           =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits                                                   $ 127,027    $ 130,037
Advances from Federal Home Loan Bank                           7,667       12,612
Note payable to the FDIC                                       9,000        9,000
Accrued expenses and other liabilities                           500          549
                                                           ---------    ---------
  TOTAL LIABILITIES                                          144,194      152,198

STOCKHOLDERS' EQUITY
Preferred Stock, $1 par value; Authorized
 1,000,000 shares; none outstanding
Common Stock, $1 par value; Authorized 6,700,000 shares;
 issued and outstanding 1995 and 1994 - 6,006,745              6,007        6,007
Paid-in Capital                                               23,968       23,968
Retained earnings deficit                                    (27,451)     (27,676)
Unrealized loss on available for sale securities                (113)        (285)
                                                           ---------    ---------
  TOTAL STOCKHOLDERS' EQUITY                                   2,411        2,014
                                                           ---------    ---------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $ 146,605    $ 154,212
                                                           =========    =========

See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
First Coastal Corporation and Subsidiary

- - - - - - -------------------------------------------------------------------------------------
(in thousands, except per share amounts)                 Three Months Ended March 31,
- - - - - - -------------------------------------------------------------------------------------
                                                             1995          1994
                                                         -----------    -----------
Interest and Dividend Income
 Interest and fees on loans                              $     2,430    $     2,537
 Interest and dividends on investment securities                 269             86
 Other interest income                                           218            205
                                                         -----------    -----------
  Total Interest and Dividend Income                           2,917          2,828
                                                         -----------    -----------

Interest Expense
 Deposits                                                      1,154          1,161
 Borrowings from Federal Home Loan Bank                          172            328
 FDIC Note                                                        73           --
                                                         -----------    -----------
  Total Interest Expense                                       1,399          1,489
                                                         -----------    -----------
   Net Interest Income Before Provision for
    Loan Losses                                                1,518          1,339

Provision for Loan Losses                                        100             67
                                                         -----------    -----------
  Net Interest Income After Provision for
   Loan Losses                                                 1,418          1,272

Other Income
 Service charges on deposit accounts                              58             73
 Gain on investment securities transactions                     --               29
 Gain on sales of mortgage loans                                --               43
Other                                                            110             86
                                                         -----------    -----------
                                                                 168            231
                                                         -----------    -----------

Other Expenses
 Salaries and employee benefits                                  542            523
 Occupancy                                                       112            168
 Net cost of operation or real estate owned
  and in-substance repossessions                                  (7)           133
 Other                                                           714            933
                                                         -----------    -----------
                                                               1,361          1,757
                                                         -----------    -----------
Income(Loss)Before Income Taxes and Minority Interest            225           (254)
Income Tax                                                      --             --
Minority Interest in Net Loss                                   --              (11)
                                                         -----------    -----------
NET INCOME (LOSS)                                        $       225    $      (243)
                                                         ===========    ===========

PER SHARE AMOUNTS
Weighted Average Shares Outstanding                        6,006,745      6,006,745
Income(Loss) Per Share                                   $       .04    $      (.04)
                                                         ===========    ===========

See Notes to condensed consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
First Coastal Corporation and Subsidiary

                                                                 Three Months Ended March 31,
                                                                  ------------------------
(in thousands)                                                        1995        1994
- - - - - - ------------------------------------------------------------------------------------------
Operating Activities
 Net Income (loss)                                                $    225    $   (243)
 Adjustments to reconcile net income to net cash provided
  by operating activities:
  Provision for loan losses                                            100          66
  Writedowns of REO and ISR                                             14          15
  Provision for depreciation and amortization                           73          77
  Amortization of investment security (discounts)                      (93)        (10)
  Realized investment securities gains                                --           (29)
  Gains from assets held in trading accounts                           (33)       --
  Realized gains on assets held for sale                              --           (40)
  Decrease in trading account securities                               948        --
  Net change in loans held for sale                                    (53)      1,969
  Decrease (increase) in interest receivable                            58          (7)
  Increase in interest payable                                          72           7
  Net change in other assets                                           648         366
  Net change in other liabilities                                     (121)         24
                                                                  --------    --------
Net cash provided by operating activities                            1,838       2,195
                                                                  --------    --------

Investing Activities
  Proceeds from sales and maturities of investment securities
  available for sale                                                 1,049          51
  Purchases of investment securities available for sale               --        (5,968)
  Purchases of investment securities held to maturity                 (936)       (963)
  Net change in loans                                                  911       2,873
  Net purchases of premises and equipment                              (11)        (10)
                                                                  --------    --------
Net cash provided (used) by investing activities                     1,013      (4,017)
                                                                  --------    --------

Financing Activities
  Net change in deposits                                            (3,010)     (1,784)
  Proceeds from borrowings                                            --          --
  Payments on borrowings                                            (4,945)     (1,154)
                                                                  --------    --------
Net cash used by financing activities                               (7,955)     (2,938)
                                                                  --------    --------

Decrease in cash and cash equivalents                               (5,104)     (4,760)
Cash and cash equivalents at beginning of period                    11,337      33,539
                                                                  --------    --------
Cash and cash equivalents (interest and noninterest bearing) at
  end of period                                                   $  6,233    $ 28,779
                                                                  ========    ========

Noncash Investing Activities
  Change in unrealized holding losses on investment securities
    available for sale                                            $    172    $     49
  Securities available for sale collateralized by portfolio
    mortgage loans                                                    --         1,003
  Transfer of loans to real estate owned and in-substance
    repossessions                                                      583        --

See Notes to consolidated financial statements.

FIRST COASTAL CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1995

NOTE A - REGULATORY MATTERS

On September 6, 1991, First Coastal Corporation (the "Corporation") announced that its Connecticut subsidiary, Suffield Bank, was placed into receivership by the Connecticut Banking Department and the Federal Deposit Insurance Corporation ("FDIC") was appointed as the receiver. Under the Federal Deposit Insurance Act ("FDIA"), as amended by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), commonly-controlled depository institutions such as Suffield Bank and Coastal Savings Bank ("Coastal" or the "Bank") are liable for any loss incurred by the FDIC, or any loss which the FDIC reasonably anticipates incurring, in connection with the default of one or more of the commonly-controlled institutions. The FDIC had up to two years from September 6, 1991 to assert a cross guaranty claim against the Bank.

On September 3, 1991, the Corporation announced that Coastal had filed an application with the FDIC for a waiver of any cross guaranty liability arising from Suffield Bank. On September 9, 1992, the FDIC notified Coastal that it had denied this request. The FDIC also indicated that it had authorized the issuance of an assessment of liability under the cross guaranty provision and claimed an anticipated loss to the Bank Insurance Fund resulting from the failure of Suffield Bank in an amount which, if successfully asserted, would likely result in the appointment of a receiver for Coastal. The FDIC delegated to the Director of Supervision the authority to negotiate a settlement of the cross guaranty liability prior to issuing a notice of assessment. On September 1, 1993, the FDIC notified Coastal that it had until February 14, 1994 or such later date as may be extended by the FDIC, to reach a settlement with the FDIC over the FDIC's cross guaranty claim against Coastal resulting from the September 1991 failure of Suffield Bank. In establishing a February 14, 1994 deadline for payment of the cross guaranty liability, the FDIC indicated that its intention was to negotiate a reasonable settlement of the cross guaranty claim, which would enable the FDIC to maximize its recovery of losses incurred as a result of the failure of the affiliated Suffield Bank.

On April 26, 1994, the Corporation, Coastal Bancorp ("Bancorp") and the Bank entered into a definitive Settlement Agreement with the FDIC (the "Original Settlement Agreement"). The Original Settlement Agreement provided that in consideration for the waiver of the FDIC's cross guaranty claim against the Bank, the FDIC would receive shares of a new class of convertible preferred stock of Coastal, representing on conversion a 95% ownership position in the Bank. The waiver of the cross guaranty claim was conditional and would become final and unconditional upon the earlier of the date on which no shares of the convertible preferred stock were outstanding or three years after the closing date of the settlement, provided there had been no judicial determinations (or pending actions asserting) that the stock was not validly issued, fully paid or non-assessable.

Pursuant to the Original Settlement Agreement, the preferred stock would automatically convert to common stock upon its sale by the FDIC to any third party. The outstanding common stock of Coastal, representing a 5% ownership interest in the Bank on a post conversion basis, would continue to be held by the Corporation. While the preferred stock was to be voting stock, the FDIC agreed to grant a revocable proxy to Coastal so that such shares would be voted in proportion to the votes cast by the other holders of the Bank's common stock, subject to certain exceptions and limitations.

In connection with the execution of the Original Settlement Agreement, Bancorp paid the FDIC $200,000 and the FDIC delivered to Bancorp the shares of preferred and common stock it held in Bancorp as receiver of Suffield Bank and a waiver and release with respect to any rights related to the stock. As a result of Bancorp's purchase of the stock, First Coastal became the owner of 100% of the outstanding capital stock of Bancorp.

The Original Settlement Agreement contemplated the occurrence of certain additional transactions, including the merger of Bancorp into the Corporation or the dissolution and liquidation of Bancorp and the distribution of its assets to the Corporation. On July 26, 1994, Bancorp filed articles of dissolution with the Secretary of State of the State of Maine effecting the dissolution and liquidation of Bancorp, pursuant to which all of its remaining assets were distributed to, and all of its remaining liabilities were assumed by, the Corporation with the effect that the Bank became a direct wholly-owned subsidiary of the Corporation. The Original Settlement Agreement also contemplated the dissolution and liquidation of the Corporation in order to facilitate the distribution of its assets (and those acquired from Bancorp) to its stockholders. The Original Settlement Agreement provided that the only assets of the Corporation that could be distributed to the stockholders of the Corporation were the shares of Coastal (or cash proceeds from the sale of such shares) representing a 5% ownership interest in the Bank (and cash in lieu of fractional shares), subject to the satisfaction by the Corporation of all of its debts and liabilities.

On July 20, 1994, prior to the Corporation submitting the Original Settlement Agreement to its stockholders for approval, the United States Court of Federal Claims issued an opinion in a case captioned Branch v. United States, No. 93-133C ("Branch"), which raised significant taking issues under the U.S. Constitution adverse to the FDIC in connection with its assertion of cross guaranty claims. After considering the Branch decision, the Boards of Directors of the Corporation and the Bank concluded that it was in the best interests of the Corporation, the Bank and the Corporation's stockholders to seek to modify the terms of the Original Settlement Agreement.

Following extensive negotiations by the parties, the FDIC, the Corporation and the Bank entered into the Amended and Restated Settlement Agreement dated as of November 23, 1994 (the "Amended and Restated Settlement Agreement"), providing for the settlement of the FDIC's cross guaranty claim against the Bank.

On January  31,  1995,  following  the  receipt  of  stockholder  approval,  the
Corporation, Coastal and the FDIC consummated the Amended and Restated Settlement Agreement, pursuant to which the Corporation issued to the FDIC a non-recourse promissory note (the "Note") in the principal amount of $9 million in consideration of the unconditional and irrevocable waiver and release of the cross guaranty claim. The Corporation's obligations under the Note are secured by a pledge by the Corporation of 100,000 shares of common stock, par value $1.00 per share, of the Bank ("CSB Common Stock"), representing 100% of the outstanding CSB Common Stock, pursuant to a Stock Pledge Agreement between the Corporation and the FDIC dated January 31, 1995 (the "Stock Pledge Agreement"). The Stock Pledge Agreement provides that the Corporation retains the right to receive all cash dividends declared and paid on the pledged shares of CSB Common Stock and to exercise all voting rights with respect to such shares for so long as no event of default exists thereunder. Payment of principal and interest under the Note is deferred until the "Maturity Date," which is January 31, 1997. If prior to such Maturity Date the Corporation and the Bank have entered into a definitive agreement regarding either an acquisition or recapitalization of the Corporation and the Bank that, in either case, provides the Corporation with proceeds sufficient to pay the FDIC the unpaid principal amount and interest under the Note, the Maturity Date will be extended until the earlier of (i) July 31, 1997, (ii) the first business day following January 31, 1997 on which such definitive agreement is terminated or (iii) the date of closing of the acquisition or recapitalization of the Corporation and the Bank.

The Note bears interest (i) at a rate per annum equal to 5% from January 31, 1995 through February 1, 1996 and at a rate per annum equal to 6.5% thereafter (compounded quarterly) to and including the earlier of (x) the date on which the FDIC receives payment of the unpaid principal amount and accrued interest in full or (y) the day prior to the Maturity Date; or alternatively, in the event that there is an acquisition of the Bank by a third party, (ii) in an aggregate amount equal to one half of any proceeds over $11.5 million received by the Corporation from the sale of the Bank. The Amended and Restated Settlement
Agreement provides that if the Bank is sold prior to the Maturity Date, the aggregate consideration paid by the acquiror in connection with such transaction will be distributed in satisfaction of the Corporation's obligations under the Note as follows: the first $9 million will be paid to the FDIC, the next $2.5 million of such consideration will be paid to the Corporation, and any consideration over $11.5 million will be divided equally between the FDIC and the Corporation.

As a result of the consummation of the Amended and Restated Settlement Agreement on January 31, 1995, including the issuance of the Note in the principal amount of $9 million to the FDIC, the Corporation recognized an extraordinary charge to earnings of $9 million in the financial statements for the year ended December 31, 1994. In addition, as a result of the settlement, the Corporation no longer complies with the Federal Reserve's capital adequacy guidelines. The Corporation received a letter from the Federal Reserve Bank of Boston dated November 3, 1994, which, among other things, confirmed that the Federal Reserve has no objection to the settlement between the Corporation and the FDIC. In such letter, the Federal Reserve further states that in determining whether any supervisory response is warranted on a going forward basis, the Federal Reserve will closely monitor the efforts of the Corporation in fulfilling its obligations under the terms of the Amended and Restated Settlement Agreement and the attendant effect such actions will have on restoring the capital of the Corporation.

The Corporation is exploring various options to satisfy its obligations to the FDIC under the Note, including a possible recapitalization or sale of the Bank. Management currently has no definitive plans relating to either a recapitalization or a sale of the Bank and there can be no assurance that any such transaction will occur or if pursued, what the terms of such transaction might ultimately be.

Effective as of January 23, 1992, Coastal consented to an Order to Cease and Desist (the "Order") issued by the FDIC and concurred with by the Maine Superintendent of Banking (the "Maine Superintendent"). The Order required Coastal to cease and desist from operating with an excessive volume of adversely classified assets, engaging in any lending or management practices which are detrimental to the Bank, engaging in violations of applicable laws and regulations, operating with inadequate loan documentation, engaging in practices which produce inadequate operating income and excessive loan losses, operating with inadequate allowance for loan losses for the kind and quality of loans held, failing to submit Reports of Condition and Income to the FDIC in accordance with instructions, operating with inadequate liquidity and operating with excessive interest rate risk exposure. The Order also required that certain affirmative actions be taken relating to the preparation of certain plans and analyses and the maintenance of specified capital ratios.

Effective December 8, 1994, the Regional Director of the Boston Regional Office of the FDIC terminated the Order. The Order was replaced with a Memorandum of Understanding ("Memorandum") among the Board of Directors of the Bank, the FDIC and the Maine Superintendent effective as of November 22, 1994. The Memorandum provides, among other things, that (i) the Bank continue to maintain its allowance for loan and lease losses in accordance with applicable regulatory requirements, (ii) the Board of Directors of the Bank continue to review the adequacy of the Bank's loan and lease loss reserves and provide for adequate reserves, (iii) the Bank continue to have tier 1 capital at or in excess of 6% of the Bank's total assets, (iv) the Bank continue to comply with the FDIC's Statement of Policy on Risk-Based Capital, (v) the Bank provide monthly progress reports regarding substandard or doubtful assets, (vi) the Bank agree not to extend or renew credit to, or for the benefit of, any borrower who or which has a loan or other extension of credit with the Bank that has been charged off or classified in whole or in part, loss, doubtful or substandard and is uncollected unless certain conditions are met, (vii) the Bank not declare or pay any dividends without the prior written consent of the FDIC and the Maine Superintendent, and (viii) the Bank continue to furnish written progress reports detailing the form and manner of any action taken to seek to secure compliance with the Memorandum. In addition, the Board of Directors is required to develop a written plan of action to reduce the Bank's risk position with respect to each borrower who had outstanding principal debt owing to the Bank in excess of $500,000 and for the formulation of a strategic plan and policies covering investments, funds management and various lending policies.

In March 1988 the Corporation entered into a Memorandum of Understanding with the Federal Reserve Bank of Boston which provides, among other things, for the formulation of plans and policies covering capital adequacy, funds management, the Corporation's management information system and the adoption of a written dividend policy consistent with Federal Reserve

Board policies regarding the payment of cash dividends by bank holding companies. Management originally addressed these matters by developing plans and policies which were submitted to the Federal Reserve in 1988, and updated such plans and policies in 1992 and 1995. Effective March 13, 1995, the Federal Reserve Bank of Boston terminated the Memorandum of Understanding.


NOTE B - ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Corporation have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994.

Most of the Corporation's commercial real estate loans as of March 31, 1995 are collateralized by real estate in Maine, which has experienced a significant decline in value since the market peak in the late 1980s. In addition, all the real estate owned ("REO") and in-substance repossessions ("ISR") are located in this same market. Accordingly, the ultimate collectibility of a substantial portion of the Corporation's loan portfolio and the recovery of a substantial portion of the carrying amount of REO and ISRs is particularly susceptible to changes in market conditions in Maine.

While management uses available information to recognize losses on loans, REO and ISRs, future additions to the allowance or write-downs may be necessary based on changes in economic conditions. In addition, various regulatory authorities, as an integral part of their examination process, periodically review the Corporation's allowance for loan losses and the carrying value of REO and ISRs. Such authorities may require the Corporation to recognize additions to the allowance and/or write down the carrying value of REO or ISRs based on their judgments of information available to them at the time of their examination. Given the current real estate environment, additions to non-performing assets are anticipated; however, management believes that such additions will be at levels below those experienced in prior years. Because of uncertainties that continue to exist in the current real estate environment, the effect of these non-performing assets on interest income, liquidity and capital resources cannot be adequately assessed.

Investment Securities

Effective January 1, 1994, with the implementation of Financial Accounting Standards Board ("FASB") Statement No. 115, investment securities classified as available for sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders' equity. Investment securities held to maturity are stated at cost adjusted for amortization of bond premiums and accretion of bond discounts. There was no effect to the Corporation's Financial Statements on January 1, 1994 as a result of implementing FASB Statement No. 115. For the three months ended March 31, 1995, investment securities decreased in fair value by $113,000 from December 31, 1994 as a result of declining interest rates.

As of December 31, 1994, the Corporation's Investment Accounting Policy states that all securities purchased with an original maturity of over one year, other than mortgage backed securities originated by the Bank with current loan production, will be classified as available for sale. Securities purchased with an original maturity of one year or less will be considered heldto-maturity. Mortgage backed securities originated by the Bank with current loan productions will be classified as trading securities.

Assets Held for Sale Stated at Market Value

Assets held for sale, consisting primarily of residential mortgages originated for the purpose of potential sale, are valued at the lower of cost or market.

Loans

Interest on loans is accrued and credited to operations based on the principal amount outstanding. The accrual of interest income is discontinued when a loan becomes delinquent and, in management's opinion, borrowers may be unable to meet contractual obligations. Such accrual is discontinued where interest or principal is 90 days or more past due, unless the loans are deemed to be adequately secured and in the process of collection. In these instances, interest is recognized only when received. When interest accruals are discontinued, unpaid interest credited to income in the current year is reversed and interest accrued in prior years is charged to the allowance for loan losses.

Loan origination fees and certain direct loan origination costs are deferred and the new amount amortized as an adjustment to the related loan yield over the estimated contractual life of the loan.

Allowance for Loan Losses

The Corporation adopted FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan, on January 1, 1995. Under the new standard, a loan is considered impaired, based on current information and events, if it is probable that the Corporation will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. The adoption of FASB Statement No. 114 resulted in no additional provision for loan losses as determined at January 1, 1995.

Income Taxes

During 1993 Coastal adopted FASB Statement No. 109, Accounting for Income Taxes. Statement No. 109 requires a change from the deferred method of accounting for income taxes of APB Opinion 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method of Statement No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. At December 31, 1994, the Corporation estimated that net operating loss
(NOL) carryforwards for federal income tax return purposes of $6.9 million were available to offset future taxable income. Due to the uncertainty that the NOL carryforwards will be realized, no deferred tax asset and liability accounts have been recorded at December 31, 1994 and March 31, 1995.

PART I - Item 2

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Total Assets

At March 31, 1995, total assets were $146.6 million, representing a decrease of $7.6 million, or 4.9%, from total assets of $154.2 million at December 31, 1994. This continued decrease, primarily related to (i) a decrease in borrowings, as all maturing advances are paid off, and (ii) a steady decline in deposits, which is attributable to the historically low level of deposit interest rates which has caused depositors to seek alternative investment options. Given the decrease in interest rates experienced during the first three months of 1995, it is anticipated that these deposit outflows may continue. However, there can be no certainty that the current trend in market conditions will continue.

Investments

Investment securities of $16.9 million at March 31, 1995 remained relatively unchanged as compared to $16.7 million at December 31, 1994. Investment securities classified as available for sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders' equity. Investment securities held to maturity are stated at cost adjusted for amortization of bond premiums and accretion of bond discounts.

The following table sets forth the amortized cost and fair value of investment securities for each major security type at March 31, 1995.


                                                                              March 31, 1995
                                                              --------------------------------------------
                                                              Amortized             Fair        Unrealized
(in thousands)                                                     Cost            Value              Loss
- - - - - - ----------------------------------------------------------------------------------------------------------
Available for Sale:
 U.S. Government Agency and Obligations                          $4,994           $4,939              $(55)
 Mortgage backed Securities                                         848              840                (8)
 Equity                                                           4,000            3,950               (50)
 Other                                                              320              320                 -
                                                                -------          -------             -----
                                                                $10,162          $10,049             $(113)
                                                                =======          =======             =====

Held to Maturity:
 U.S. Government Agency and Obligations                           6,849            6,846                (3)
                                                                 ------           ------             -----
                                                                 $6,849           $6,846             $  (3)
                                                                 ======           ======             =====

The unrealized loss on investment securities classified as available for sale decreased by $172,000 at March 31, 1995 compared to December 31, 1994. This reduction in unrealized security losses is attributable to the slight decline in yields on the treasury securities throughout the first three months of 1995. The Corporation will continue to give consideration to further investments in U.S. Government Agency and Obligations and Mortgage backed securities, after giving consideration to the potential impact on the fair value of these securities that may result from interest rate fluctuations in comparison to alternative investment securities.

The following table represents the contractual maturities for investments in debt securities for each major security type at March 31, 1995.

                                                                         March 31, 1995
                                                          ------------------------------------------------
                                                                            Maturing
                                                          ------------------------------------------------
                                                            Within       After One But            After
(in thousands)                                            One Year     Within Five Years       Five Years
- - - - - - ----------------------------------------------------------------------------------------------------------
Available for Sale:
 U.S. Government Agency and Obligations                     $1,972             $2,967                 -
 Mortgage backed Securities                                      -                  -               840
                                                            ------             ------             -----
                                                            $1,972             $2,967             $ 840
                                                            ======             ======             =====

Held to Maturity:
 U.S. Government Agency and Obligations                      6,849
                                                            $6,849


Nonperforming Assets

Nonperforming assets were as follows:

                                                              March 31,              December 31,
(in thousands)                                                    1995                      1994
- - - - - - --------------------------------------------------------------------------------------------------
Nonaccrual loans                                                 $3,086                    $4,340
Accruing loans past due 90 days or more                             243                       258
Restructured loans                                                2,055                     1,483
Real estate owned                                                 2,139                     2,222
In-substance repossessions                                          593                       703
                                                                 ------                    ------
Total                                                            $8,116                    $9,006
                                                                 ======                    ======

The peak level in nonperforming assets relating to the recent economic downturn was reached on July 31, 1992 at $29.2 million. While the downward trend in nonperforming assets that has developed since that time is significant, the Corporation continues to hold a large concentration of commercial real estate loans that remain vulnerable to default. Many of these loans were made at or near the peak in the commercial real estate market in the late 1980's and the collateral coverage for many loans may not be adequate to protect the Bank from potential losses in the event such loans become nonperforming. Deterioration in the local economy or real estate market, or upward movements in interest rates, could have an adverse impact on currently performing commercial real estate loan relationships. These factors could result in an increased incidence of loan defaults and, as a result, an increased level of nonperforming loans.

At March 31, 1995, the recorded investment in loans for which impairment has been recognized in accordance with FASB Statement No. 114 totaled $6.3 million, of which $1 million related to loans with no allocated reserve because the loans have been partially written down through charge-offs and $5.3 million related to loans with a corresponding allocated reserve of $1.4 million for the three months ended March 31, 1995. Included in the impairment loans total is $3.1 million in nonaccrual and $2.1 million in restructured loans.

Impaired loans consisted of the following:

(in thousands)                                                    March 31, 1995
- - - - - - --------------------------------------------------------------------------------
Real estate mortgage loans:
    Residential                                                           $  230
    Commercial                                                             5,624
Real estate construction loans                                                 -
Commercial and industrial loans                                              154
Consumer and other loans                                                     263
                                                                          ------
                                                                          $6,271

REO  consists  of  properties   acquired   through   mortgage  loan  foreclosure
proceedings or in satisfaction of loans. At March 31, 1995, REO consisted of 12 commercial and residential real estate properties.

ISR consists of properties where the borrower has little or no remaining equity in the property considering its fair value; where repayment can only be expected to come from the operation or sale of the property; and where the borrower has effectively abandoned control of the property or it is doubtful that the borrower will be able to rebuild equity in the property. At March 31, 1995, ISR consisted of 4 commercial real estate loans secured by apartment buildings and one land loan.

Both REO and ISR are initially recorded at the lower of cost or fair value (minus estimated costs to sell) at the date of foreclosure or in-substance foreclosure and any difference is charged to the allowance for loan losses at the time of reclassification. Subsequently, the values of such properties are reviewed by management and writedowns, if any, are charged to expense. Costs relating to the development and improvement of properties are capitalized; holding costs are charged to expense.

Allowance for Loan Losses

The Corporation's allowance for loan losses was $3.6 million at March 31, 1995 compared to $4 million at December 31, 1994. The allowance for loan losses represented 3.4% and 3.7% of total loans, and 67.2% and 66.5% of nonperforming loans at March 31, 1995 and December 31, 1994, respectively.

The allowance for loan losses is maintained at a level believed adequate by management to absorb potential losses inherent in the current loan portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past and expected loan loss experience, current economic conditions, growth and diversification of the loan portfolio, the results of the most recent regulatory examinations, the nature and level of nonperforming assets and loans that have been identified as potential problems, the adequacy of collateral and other relevant factors. The allowance is increased by provisions for loan losses charged against income and recoveries on loans previously charged off.

While the current level of allowance for loan losses is believed to be adequate, the Corporation continues to hold a large concentration of commercial real estate loans that remain vulnerable to loan default. Deterioration in the local economy or real estate market, or upward movements in interest rates, could have an adverse impact on the loan portfolio that could result in the need for an increased allowance for loan losses. Conversely, further improvement in overall asset quality, favorable local economic conditions or a favorable local real estate market, could all positively impact the allowance for loan losses.

Liquidity - Coastal

Deposits totaled $127 million at March 31, 1995, a decrease of $3 million (or 2.3%) from deposits of $130 million at December 31, 1994. This continued decrease is primarily attributable to the historically low level of deposit interest rates which have caused depositors to seek alternative investment options. However, deposit rates do not reprice at exactly the same time as market interest rate levels change, and therefore the decrease in deposit levels experienced during the first three months of 1995 should not be relied upon as a sole indicator of how the Corporation will be affected by subsequent changes in interest rate levels.

Coastal's liquidity ratio within a one-year timeframe was 26.8% at March 31, 1995 compared to 29.1% at December 31, 1994. An integral part of the Corporation's liquidity plan is the immediate availability of funds if and when unforeseen events should so dictate. Coastal has the capability of borrowing additional funds from the Federal Home Loan Bank ("FHLB") with three-day advance notice when adequately secured by qualified collateral. Effective as of June 8, 1993, the FHLB notified Coastal that due to "uncertainty regarding the impact of the FDIC's cross guaranty rights on the future viability of the institution", FHLB advances to Coastal have been restricted to maturities of six months or less. As a result of the consummation of the Amended and Restated Settlement Agreement and the unconditional and irrevocable waiver and release of the cross guaranty claim, the Corporation requested the removal of the foregoing restrictions imposed by the FHLB. On May 1, 1995, the Corporation received a letter from the FHLB stating that it will lengthen the maturity restriction on new fixed term and fixed rate advances from six months to one year. Management believes liquidity is adequate as of March 31, 1995.

Liquidity - Parent

On a parent company only ("parent") basis, the Corporation conducts no separate operations. Its business consists of the business of its banking subsidiary. In addition to the Note in the principal amount of $9 million issued by the Corporation to the FDIC on January 31, 1995 in connection with the settlement of the cross guaranty claim and the consummation of the Amended and Restated Settlement Agreement, the Corporation's expenses primarily include Delaware franchise taxes associated with the Corporation's authorized capital stock, certain legal and various other expenses. Expenses, including certain audit and professional fees, insurance and other expenses, are allocated to Coastal based upon the relative benefits derived. At March 31, 1995, the parent's assets (other than its investment in subsidiaries) consisted of $186,000 in cash and fixed assets of $11,000.

Payment of dividends by the Corporation on its stock is subject to various restrictions. Among these restrictions is a requirement under Delaware corporate law that dividends may be paid by the Corporation out of its surplus or, in the event there is no surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

The Amended and Restated Settlement Agreement, which was consummated on January 31, 1995, prohibits the payment of dividends by the Corporation to its stockholders on any class of stock (except for a dividend paid in shares of the Corporation's common stock, or in any other stock of the Corporation) until the unpaid principal amount and interest under the Note are paid in full in accordance with the terms thereof.

The principal source of cash for the parent company would normally be a dividend from Coastal; however, certain restrictions also exist regarding the ability of Coastal to transfer funds to the Corporation in the form of cash dividends, loans or advances. The most significant of these are described below.

Maine corporate law generally provides that dividends may only be paid out of unreserved and unrestricted earned surplus or unreserved and unrestricted net earnings of the current fiscal year and the next preceding fiscal year taken as a single period. Maine banking law also imposes certain restrictions, including the requirement that the Bank establish and maintain adequate levels of capital as set forth in rules adopted by the Maine Superintendent.

The Amended and Restated Settlement Agreement provides that the Bank may not declare any dividends, except as necessary to pay the operating expenses of the Corporation as approved from time to time by both the FDIC and the Maine Superintendent. The Amended and Restated Settlement Agreement further provides that such operating expenses may not include any amounts for accrued interest on the Note.

The Memorandum (effective November 22, 1994) provides that the Bank may not pay or declare any dividends without the prior written consent of the FDIC and the Maine Superintendent.

On November 30, 1994 following the receipt of appropriate regulatory approvals, Coastal paid the Corporation a cash dividend of $175,000 for certain current and anticipated operating expenses of the Corporation.

Capital

The following table sets forth the various capital requirements and capital ratios of each of the Corporation and Coastal at March 31, 1995.

                                                                  First                   Coastal
                                                                Coastal                   Savings
(dollars in thousands)                                      Corporation                     Bank
- - - - - - -------------------------------------------------------------------------------------------------
Tier 1 Leverage Ratio
   Qualifying capital                                           $ 2,474                  $ 11,381
   Actual %                                                       1.66%                     7.63%
   Minimum requirement %                                  4.00% - 5.00%                     6.00%
   Average assets for first quarter                            $149,354                  $149,206

Risk Based Capital - Tier 1
   Qualifying capital                                           $ 2,474                  $ 11,381
   Actual %                                                       2.52%                    11.56%
   Minimum requirement %                                          4.00%                     4.00%

Risk Based Capital - Total
   (Tier 1 and Tier 2)
   Qualifying capital                                           $ 3,733                  $ 12,641
   Actual %                                                       3.80%                    12.85%
   Minimum requirement %                                          8.00%                     8.00%
Gross risk weighted assets                                      $98,344                   $98,409

The Memorandum of Understanding among the Board of Directors of Coastal, the Regional Director of the Boston Region of the FDIC and the Maine Superintendent requires that Coastal maintain a leverage capital ratio of 6% or greater. Coastal's leverage capital ratio at March 31, 1995 was 7.63%. As a result of the consummation of the Amended and Restated Settlement Agreement on January 31, 1995, including the issuance of the Note in the principal amount of $9 million to the FDIC, the Corporation recognized an extraordinary charge to earnings of $9 million in the financial statements for the year ended December 31, 1994. In addition, as a result of the settlement the Corporation no longer complies with the Federal Reserve's capital adequacy guidelines. The Corporation received a letter from the Federal Reserve Bank of Boston dated November 3, 1994, which, among other things, confirmed that the Federal Reserve has no objection to the settlement between the Corporation and the FDIC. In such letter, the Federal Reserve further states that in determining whether any supervisory response is warranted on a going forward basis, the Federal Reserve will closely monitor the efforts of the Corporation in fulfilling its obligations under the terms of the Amended and Restated Settlement Agreement and the attendant effect such actions will have on restoring the capital of the Corporation.

The stockholders of the Corporation have approved a proposal to effect a one for ten reverse stock split with respect to the issued and outstanding common stock of the Corporation and to provide for the payment of cash in lieu of fractional shares otherwise issuable in connection therewith.

Upon consummation of the reverse stock split, the number of outstanding shares of common stock of the Corporation will be reduced from 6,006,745 shares (determined at the close of business on April 27, 1995) to approximately 600,675 shares (subject to adjustment due to the purchase of fractional shares).

Fractional shares which would otherwise be issued as a result of the reverse stock split will be purchased by the Corporation.

The effective date of the reverse stock split has not yet been determined; however, management currently expects the reverse stock split to be effected during the second quarter of 1995.

The following table reflects the effect of the reverse stock split on historical earnings per share for the three months ended March 31, 1995 and 1994:

                                                                       For the three months ended March 31,
                                                                       ------------------------------------
                                                                                    1995              1994
- - - - - - -----------------------------------------------------------------------------------------------------------
Weighted Average shares outstanding (historical)                               6,006,745         6,006,745
Approximate weighted average shares outstanding after
 reverse stock split                                                             600,675           600,675
Net income (loss) per share                                                         $.42             $(.40)


The Corporation's stockholders' equity at March 31, 1995 was $2.4 million compared to $2 million at December 31, 1994. The $397,000 increase is attributable to (i) net income for the three months ended March 31, 1995 of $225,000, and (ii) the decrease in the unrealized loss on investment securities which are classified "Available for Sale," totaling $172,000. The Corporation suspended the quarterly payment of cash dividends to its stockholders in the fourth quarter of 1989 and has not paid any cash dividends to its stockholders since that time. Pursuant to the Amended and Restated Settlement Agreement, no dividends may be paid to the Corporation's stockholders until the unpaid principal and interest under the Note payable to the FDIC is paid in full.

RESULTS OF OPERATIONS

Net Income(Loss)

The net income for the three months ended March 31, 1995 was $225,000, as compared to a loss of $243,000 for the same period last year. Excluding $73,000 in interest expense associated with the Corporation's $9 million Note to the FDIC, net income for the period would have been $297,000. A contributing factor to the Corporation's improved earnings is the increase in the Corporation's net interest income of $178,000 for the three months ended March 31, 1995 as compared to the same period last year. For the quarter ended March 31, 1994, Other Expenses included $355,000 of non-recurring expenses associated with the settlement of the FDIC's cross guaranty claim against the Bank. Excluding these settlement related expenses, the Corporation would have reported a $112,000 profit for the quarter ended March 31, 1994.

Net Interest Income

Net interest income for the three months ended March 31, 1995 was $1.5 million, an increase of $.2 million as compared to $1.3 million for the three months ended March 31, 1994. This increase is mainly attributable to a rising interest rate environment throughout 1994 and which resulted in an increase in rates on existing adjustable rate loans and investments. Notwithstanding the increased rate environment that was experienced throughout 1994, the Corporation's rates paid on deposit transaction accounts remained relatively unchanged, thereby increasing the spread on Earning Assets versus Sources of Funds, positively impacting net interest income. However, Earning Assets and Sources of Funds do not reprice in exactly the same manner as interest levels change. Because interest rate increases on deposit accounts tend to lag behind increases in market rates, management expects an increase in rates paid on deposit transaction accounts throughout 1995. Another factor contributing to the increase in net interest income was the investment of interest earning deposits in higher earning securities of approximately $8 million.

Provision for Loan Losses

The provision for loan losses for the three months ended March 31, 1995 was $100,000 as compared to $67,000 for the three months ended March 31, 1994. In 1992 and 1991, significant provisions were made to recognize the perceived deteriorating real estate market. In 1993, there was present a more stable environment. Also, many of the previously recognized loan problems were worked out or reclassified to a foreclosed status. In addition, loan balance levels declined in 1993 and 1994 compared to prior years. There remains the continued need to provide for the provision for loan losses primarily due to the uncertainty in the Maine economy and the potential adverse effect on real estate values and the ability of borrowers to repay loans.

The Corporation continues to hold a large concentration of commercial real estate loans that remain vulnerable to loan default. Deterioration in the local economy or real estate market, or upward movements in interest rates, could have an adverse impact on the loan portfolio that could result in the need for increased provision for loan losses.

The Corporation's policy is to provide an allowance by charging operations for estimated losses based on periodic evaluations of the loan portfolio and current economic trends. All of the Corporation's commercial real estate loans are located in the depressed markets in Maine. Accordingly, the ultimate collectibility of a substantial portion of the Corporation's loan portfolio is particularly susceptible to changes in local market conditions. Management has seen indications that the depressed Maine real estate market and the economy in general have stabilized.

Management believes that the allowance for losses on loans is adequate at March 31, 1995 and that foreclosed real estate is recorded at the lower of cost or estimated fair value. While management uses available information to recognize losses on loans, real estate owned and in-substance repossessions, future additions to the allowance and writedowns may be necessary based on changes in the financial condition of various borrowers, new information that becomes available relative to various borrowers and loan and/or real estate collateral and changes in economic conditions in New England. In addition, various regulatory authorities, as an integral part of their examination process, periodically review the Corporation's allowance for losses on loans and the carrying value of real estate owned and in-substance repossessions. Such authorities may require the Corporation to recognize additions to the allowance for losses on loans and/or write down the carrying value of real estate owned and in-substance repossessions based on their judgments of information available to them at the time of their examination.

Other Operating Income

Other operating income for the three months ended March 31, 1995 was $168,000 as compared to $231,000 for the same period in 1994. This decrease is primarily the result of a decrease in gain on sales of mortgage loans as a result of a steady reduction in loan origination volume caused by rising interest rates experienced during 1994; consequently, fewer mortgage backed securities were sold.

Other Operating Expenses

Other operating expenses were $1.4 million and $1.8 million for the three months ended March 31, 1995 and 1994, respectively. The $.4 million decrease is attributable to three items: (i) a reduction in settlement agreement related expenses of approximately $300,000, (ii) a reduction in occupancy expense of $56,000 as a result of the closure of two banking offices in the second and third quarters of 1994, and (iii) the reduction of other real estate owned expense of $140,000, which includes a $50,000 expense accrual posted in the fourth quarter of 1994 and reversed in the first quarter of 1995, and additional revenues on REO properties being received in 1995 as compared to 1994.

PART II - OTHER INFORMATION


Item 1. Legal Proceedings.

         Information required by this Item is set forth under Note A - Regulatory Matters on pages 6 to 8 hereof, which is incorporated herein by reference.



Item 4. Submission of Matters to a Vote of Security Holders

(a) The 1994 Annual Meeting of Stockholders of the Corporation was held on January 31, 1995.

(b)      Not applicable.

(c) The results of the voting at the Annual Meeting of Stockholders were as follows:

         (i)      Amended  and  Restated  Settlement  Agreement,   dated  as  of
                  November 23, 1994. For: 2,617,443;  Against:  36,660; Abstain:
                  29,375; Broker Non-Votes: 1,896,646

         (ii)     One for Ten Reverse  Stock Split  pursuant to an  amendment to
                  the   Corporation's   Certificate   of   Incorporation.
                  For: 3,810,596; Against: 76,921; Abstain: 23,867

         (iii)    Election of Directors:
                  Nominee                      For        Withhold Authority
                  -------                      ---        ------------------
                  Normand E. Simard         4,545,187            34,937
                  Edward K. Simensky        4,545,187            34,937

         (iv) Ratification of Coopers & Lybrand as Independent Public Accountants. For: 4,544,595; Against: 14,325; Abstain: 24,204

(d)      Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

         3(ii)    Amended and Restated Bylaws of the Corporation

         27       Financial Data Schedule

(b)      Reports on Form 8-K

         (i) A report on Form 8-K dated January 31, 1995 was filed to report that following stockholder approval, the Corporation, the Bank and the FDIC consummated the Amended and Restated Settlement Agreement with the FDIC pursuant to which the FDIC unconditionally and irrevocably waived and released the cross guaranty claim against the Bank. In connection with the consummation of the Amended and Restated Settlement Agreement, the Corporation issued to the FDIC a non-recourse promissory note in the principal amount of $9 million.

         (ii) A report on Form 8-K dated February 24, 1995 was filed to report that James H. Whittaker informed the Boards of Directors of the Corporation and the Bank of his intention to resign as Chairman, President and Chief Executive Officer of the Corporation and the Bank.

                           FIRST COASTAL CORPORATION


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     FIRST COASTAL CORPORATION


Date: May 12, 1995                          By:      /S/ Gregory T. Caswell
                                                     ----------------------
                                                     Gregory T. Caswell
                                                     President     and     Chief
                                                     Executive Officer

Date: May 12, 1995                          By:      /S/ Dennis D. Byrd
                                                     ------------------
                                                     Dennis D. Byrd
                                                     Treasurer
                                                     (Principal   Financial  and
                                                     Accounting Officer)