Form 10-Q
period 1995-06-30
FIRST COASTAL CORP
filed 1995-08-11
CIK 802763

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                      __________________________________

                                   Form 10-Q

(Mark one):

  [X]          Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

          For the quarterly period ended   June 30, 1995
                                         ________________________________


  [ ]        Transition Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

          For the transition period from _________ to ____________

                         Commission file number 0-14087

                           FIRST COASTAL CORPORATION
             ______________________________________________________
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

             Class: Common Stock, Par Value $1.00 per share
             Outstanding at August 11, 1995 (approximate): 600,363 shares

                                     INDEX

                    FIRST COASTAL CORPORATION AND SUBSIDIARY


PART I -          FINANCIAL INFORMATION
                  ---------------------
                                                                                                               Page
                                                                                                              ------
         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets as of June 30, 1995

                  (Unaudited) and December 31, 1994;                                                              3

                  Condensed Consolidated Statements of Operations (Unaudited)

                  for the three and six months ended June 30, 1995 and 1994;                                  4 & 5

                  Condensed Consolidated Statements of Cash Flows (Unaudited)

                  for the six months ended June 30, 1995 and 1994;                                                6

                  Notes to Condensed Consolidated Financial Statements

                  (Unaudited), June 30, 1995                                                                      7

         Item 2.  Management's Discussion and Analysis of Financial Condition

                  and Results of Operations                                                                      14

PART II -         OTHER INFORMATION
                  -----------------
         Item 1.  Legal Proceedings.                                                                             23

         Item 2.  Changes in Securities                                                                          23

         Item 4.  Submission of Matters to a Vote of Security Holders.                                           23

         Item 6.  Exhibits and Reports on Form 8-K.                                                              24


SIGNATURES                                                                                                       25

CONDENSED CONSOLIDATED BALANCE SHEETS
First Coastal Corporation and Subsidiary

- ---------------------------------------------------------------------------------------------------------------
                                                                                  (Unaudited)
(in thousands)                                                                   June 30,1995  December 31,1994
- ---------------------------------------------------------------------------------------------------------------
ASSETS
Noninterest earning deposits and cash                                              $   4,276    $   4,701
Interest earning deposits                                                              5,884        6,636
Federal funds sold                                                                    10,000       10,000
Trading securities                                                                      --            915

Investment securities:

 Held-to-Maturity                                                                      3,930        6,822
 Available-for-Sale                                                                    7,964        9,924
                                                                                   ---------    ---------
                                                                                      11,894       16,746

Federal Home Loan Bank stock-at cost                                                   1,315        1,315
Loans held for sale                                                                      409          185

Loans                                                                                106,363      109,656
Less:Deferred loan fees, net                                                             (10)         (31)
      Allowance for loan losses                                                       (3,715)      (4,042)
                                                                                   ---------    ---------
                                                                                     102,638      105,583

Premises and equipment                                                                 2,867        2,941
Real estate owned and in-substance repossessions                                       2,622        2,925
Other assets                                                                           2,190        2,265
                                                                                   ---------    ---------
  TOTAL ASSETS                                                                     $ 144,095    $ 154,212
                                                                                   =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Deposits                                                                           $ 125,619    $ 130,037
Advances from Federal Home Loan Bank                                                   6,150       12,612
Note payable to the FDIC                                                               9,000        9,000
Accrued expenses and other liabilities                                                   573          549
                                                                                   ---------    ---------
  TOTAL LIABILITIES                                                                  141,342      152,198

STOCKHOLDERS' EQUITY

Preferred Stock, $1 par value; Authorized 1,000,000 shares;
 none outstanding

Common Stock, $1 par value; Authorized 6,700,000 shares; issued and outstanding as of June 30, 1995 and December 31, 1994 -

 600,363 (See page 13 for information regarding the reverse stock split)                 600        6,007
Paid-in Capital                                                                       29,375       23,968
Retained earnings deficit                                                            (27,237)     (27,676)
Unrealized gain (loss) on available for sale securities                                   15         (285)
                                                                                   ---------    ---------
  TOTAL STOCKHOLDERS' EQUITY                                                           2,753        2,014
                                                                                   ---------    ---------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $ 144,095    $ 154,212
                                                                                   =========    =========

See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
First Coastal Corporation and Subsidiary

- ----------------------------------------------------------------------------------------
(in thousands, except per share amounts)                     Three Months Ended June 30,
- ----------------------------------------------------------------------------------------

                                                                 1995             1994
                                                              ---------        ---------
Interest and Dividend Income
 Interest and fees on loans                                   $   2,468        $   2,668
 Interest and dividends on investment securities                    240              147
 Other interest income                                              227              221
                                                              ---------        ---------
  Total Interest and Dividend Income                              2,935            3,036
                                                              ---------        ---------

Interest Expense

 Deposits                                                         1,243            1,151
 Borrowings from Federal Home Loan Bank                             102              301
 FDIC Note                                                          113             --
                                                              ---------        ---------
  Total Interest Expense                                          1,458            1,452
                                                              ---------        ---------
   Net Interest Income Before Provision for

    Loan Losses                                                   1,477            1,584

Provision for Loan Losses                                            75             --
  Net Interest Income After Provision for

   Loan Losses                                                    1,402            1,584

Other Income

 Service charges on deposit accounts                                 73               76
 Loss on investment securities transactions                         (12)            --
 Gain (loss) on sales of mortgage loans                              14             (112)
Other                                                                64               81
                                                              ---------        ---------
                                                                    139               45
                                                              ---------        ---------

Other Expenses

 Salaries and employee benefits                                     513              490
 Occupancy                                                          110              152
 Net cost of operation or real estate owned

  and in-substance repossessions                                     58               80
 Other                                                              646              771
                                                              ---------        ---------
                                                                  1,327            1,493
                                                              ---------        ---------
Income Before Income Taxes and Minority Interest                    214              136
Income Tax                                                         --               --
Minority Interest in Net Income                                    --                 11
                                                              ---------        ---------
NET INCOME                                                    $     214        $     125
                                                              =========        =========

PER SHARE AMOUNTS

Weighted Average Shares Outstanding                             600,363        6,00,363
Income Per Share (See page 13 for information regarding

 the reverse stock split)                                     $     .36        $     .21
                                                              =========        =========

See Notes to condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
First Coastal Corporation and Subsidiary

- ----------------------------------------------------------------------------------------
(in thousands, except per share amounts)                       Six Months Ended June 30,
- ----------------------------------------------------------------------------------------
                                                                1995              1994
                                                              ---------         --------
Interest and Dividend Income
 Interest and fees on loans                                   $   4,898        $   5,205
 Interest and dividends on investment securities                    509              233
 Other interest income                                              445              426
                                                              ---------        ---------
  Total Interest and Dividend Income                              5,852            5,864
                                                              ---------        ---------

Interest Expense

 Deposits                                                         2,397            2,312
 Borrowings from Federal Home Loan Bank                             274              629
 FDIC Note                                                          186             --
                                                              ---------        ---------
  Total Interest Expense                                          2,857            2,941
                                                              ---------        ---------
   Net Interest Income Before Provision for

    Loan Losses                                                   2,995            2,923

Provision for Loan Losses                                           175               67
                                                              ---------        ---------
  Net Interest Income After Provision for
   Loan Losses                                                    2,820            2,856

Other Income

 Service charges on deposit accounts                                131              149
 Gain (loss) on investment securities transactions                  (12)              29
 Gain (loss) on sales of mortgage loans                              14              (69)
Other                                                               174              167
                                                              ---------        ---------
                                                                    307              276
                                                              ---------        ---------

Other Expenses

 Salaries and employee benefits                                   1,055            1,013
 Occupancy                                                          222              320
 Net cost of operation or real estate owned

  and in-substance repossessions                                     51              213
 Other                                                            1,360            1,704
                                                              ---------        ---------
                                                                  2,688            3,250
                                                              ---------        ---------
Income (Loss) Before Income Taxes and Minority Interest             439             (118)
Income Tax                                                         --               --
                                                              ---------        ---------
NET INCOME (LOSS)                                             $     439        $    (118)
                                                              =========        =========

PER SHARE AMOUNTS

Weighted Average Shares Outstanding                             600,363        6,00,363
Income(Loss) Per Share                                        $     .73        $    (.20)
                                                              =========        =========

See Notes to condensed consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
First Coastal Corporation and Subsidiary

                                                                                          Six Months Ended June 30,
                                                                                          -------------------------
(in thousands)                                                                              1995            1994
- -------------------------------------------------------------------------------------------------------------------
Operating Activities
 Net Income (loss)                                                                       $    439        $   (118)
 Adjustments to reconcile net income to net cash provided by operating activities:
  Provision for loan losses                                                                   175              67
  Writedowns of REO and ISR                                                                    48              57
  Provision for depreciation and amortization                                                 145             150
  Amortization of investment security discounts                                              (174)            (36)
  Realized investment securities gains                                                                        (29)
  Gains from assets held in trading accounts                                                  (33)
  Realized (gains) loss on assets held for sale                                                                69
  Decrease in trading account securities                                                      948
  Net change in loans held for sale                                                          (224)          1,475
  Increase in interest receivable                                                             (43)            (46)
  Increase in interest payable                                                                177               2
  Net change in other assets                                                                1,290           1,061
  Net change in other liabilities                                                            (153)           (116)
                                                                                         --------        --------
Net cash provided by operating activities                                                   2,595           2,536
                                                                                         --------        --------

Investing Activities

  Net increase in federal funds sold                                                                      (10,000)
  Proceeds from sales and maturities of investment securities available for sale            2,193             760
  Maturities of securities held to maturity                                                 4,069
  Purchases of investment securities available for sale                                                    (6,995)
  Purchases of investment securities held to maturity                                        (936)         (3,810)
  Net change in loans                                                                       1,853           6,090
  Net purchases of premises and equipment                                                     (71)            (15)
                                                                                         --------        --------
Net cash provided (used) by investing activities                                            7,108         (13,970)
                                                                                         --------        --------

Financing Activities

  Net change in deposits                                                                   (4,418)         (4,900)
  Proceeds from borrowings

  Payments on borrowings                                                                   (6,462)         (2,163)
  Purchase of Coastal Bancorp's minority interest                                                            (200)
                                                                                         --------        --------
Net cash used by financing activities                                                     (10,880)         (7,263)
                                                                                         --------        --------

Decrease in cash and cash equivalents                                                      (1,177)        (18,697)
Cash and cash equivalents at beginning of period                                           11,337          33,539
                                                                                         --------        --------
Cash and cash equivalents (interest and noninterest bearing) at end of period            $ 10,160        $ 14,842
                                                                                         ========        ========

Noncash Investing Activities

  Change in unrealized holding losses on investment securities available for sale        $    300        $    142
  Securities available for sale collateralized by portfolio mortgage loans                                  1,003
  Transfer of loans to real estate owned and in-substance repossessions                       917             431

See Notes to consolidated financial statements.

FIRST COASTAL CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 1995

NOTE A - REGULATORY MATTERS
         ------------------
Settlement of FDIC Cross Guaranty Claim

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

FDIC Order to Cease and Desist and Memorandum of Understanding

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

Federal Reserve Memorandum of Understanding

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

NOTE B - ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Corporation have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994.

Most of the Corporation's commercial real estate loans as of June 30, 1995 are collateralized by real estate in Maine, which has experienced a significant decline in value since the market peak in the late 1980s. In addition, all the real estate owned ("REO") and in-substance repossessions ("ISR") are located in this same market. Accordingly, the ultimate collectibility of a substantial portion of the Corporation's loan portfolio and the recovery of a substantial portion of the carrying amount of REO and ISRs is particularly susceptible to changes in market conditions in Maine.

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

Investment Securities

Effective January 1, 1994, with the implementation of Financial Accounting Standards Board ("FASB") Statement No. 115, investment securities classified as available for sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders' equity. Investment securities held to maturity are stated at cost adjusted for amortization of bond premiums and accretion of bond discounts. There was no effect to the Corporation's Financial Statements on January 1, 1994 as a result of implementing FASB Statement No. 115. For the six months ended June 30, 1995, investments classified as available for sale reflected an unrealized gain of $15,000, an improvement of $300,000 as compared to December 31, 1994.

As of December 31, 1994, the Corporation's Investment Accounting Policy states that all securities purchased with an original maturity of over one year or a callable option of one year or less, other than mortgage backed securities originated by the Bank with current loan production, will be classified as available for sale. Securities purchased with an original maturity of one year or less will be considered held-to-maturity. Mortgage backed securities originated by the Bank with current loan productions will be classified as trading securities.

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

Allowance for Loan Losses

The Corporation adopted FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan, on January 1, 1995. Under the new standard, a loan is considered impaired, based on current information and events, if it is probable that the Corporation will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. The adoption of FASB Statement No. 114 resulted in no additional provision for loan losses as determined at January 1, 1995 and June 30, 1995.

Reverse Stock Split

Effective as of May 31, 1995 upon filing with the Delaware Secretary of State of the amendment to the Corporation's certificate of incorporation (the "Effective Date"), the Corporation effected a one for ten reverse stock split with respect to the issued and outstanding shares of the Corporation's common stock. As a result of the reverse stock split, the number of outstanding shares of common stock was reduced from 6,006,745 shares to approximately 600,363 shares. As of the Effective Date, each ten shares of pre-split common stock were reclassified as and changed into one share of post-split common stock of the Corporation. The Corporation is not issuing fractions of shares of post-split common stock. Stockholders who immediately prior to the Effective Date owned a number of shares of pre-split common stock which was not evenly divisible by ten will be entitled, with respect to such fractional interest, to receive an amount equal to the cash value of the fractional share, determined by multiplying the fractional share interest by $3.20, representing the estimated fair market value of a share of post-split common stock as of the Effective Date as determined by the Board of Directors in consultation with the Corporation's financial advisor. Such amount was determined by the Board for the sole purpose of determining fractional share amounts in connection with the reverse stock split, and the Corporation cautions its stockholders that the shares of its common stock may not trade after the Effective Date at or near such amount. All share and per share data included in these financial statements have been restated to reflect the reverse stock split.

Income Taxes

During 1993 Coastal adopted FASB Statement No. 109, Accounting for Income Taxes. Statement No. 109 requires a change from the deferred method of accounting for income taxes of APB Opinion 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method of Statement No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. At December 31, 1994, the Corporation estimated that net operating loss
(NOL) carryforwards for federal income tax return purposes of $6.9 million were available to offset future taxable income. Due to the uncertainty that the benefit of net deferred tax assets will be realized, a full valuation allowance has been recorded at June 30, 1995 and December 31, 1994.

PART I - Item 2

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION
- -------------------

Total Assets

At June 30, 1995, total assets were $144.1 million, representing a decrease of $10.1 million, or 6.6%, from total assets of $154.2 million at December 31, 1994. This continued decrease, primarily related to (i) a decrease in borrowings, as all maturing advances are paid off, and (ii) a steady decline in deposits, which is attributable to the historically low level of deposit interest rates which has caused depositors to seek alternative investment options.

Investments

Investment securities of $11.9 million at June 30, 1995 decreased by $4.9 million as compared to $16.7 million at December 31, 1994. The decrease in investments is attributable to four items: i) the sale of $2.2 million in available for sale securities as a result of improved market conditions, (ii) the maturity of $3.9 million in U.S. T-Bills classified as held to maturity,
(iii) the purchase of $.9 million in U.S. T-Bills, and (iv) the net changes of $.3 million in unrealized gains and (losses) on available for sale securities. Investment securities classified as available for sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders' equity. Investment securities held to maturity are stated at cost adjusted for amortization of bond premiums and accretion of bond discounts.

The following table sets forth the amortized cost and fair value of investment securities for each major security type at June 30, 1995.

                                                                             June 30, 1995
                                                              --------------------------------------------
                                                              Amortized             Fair        Unrealized
(in thousands)                                                     Cost            Value        Gain (Loss)
- ----------------------------------------------------------------------------------------------------------
Available for Sale:
 U.S. Government Agency and Obligations                          $4,995           $4,992               $(3)
 Mortgage backed Securities                                         827              841                14
 Equity                                                           2,000            1,994                (6)
 Other                                                              127              137                10
                                                                -------          -------             -----
                                                                $ 7,949          $ 7,964             $  15
                                                                =======          =======             =====

Held to Maturity:

 U.S. Government Agency and Obligations                           3,930            3,939                 9
                                                                 ------           ------             -----
                                                                 $3,930           $3,939             $   9
                                                                 ======           ======             =====

The unrealized gain on investment securities classified as available for sale was $15,000, an improvement of $300,000 at June 30, 1995 compared to December 31, 1994. This improvement in unrealized security gains is attributable to a significant decline in yields on the treasury securities throughout the first six months of 1995. The Corporation will continue to give consideration to further investments in U.S. Government Agency and Obligations and Mortgage backed securities, after giving consideration to the potential impact on the fair value of these securities that may result from interest rate fluctuations in comparison to alternative investment securities.

The following table represents the contractual maturities for investments in debt securities for each major security type at June 30, 1995.

                                                                             June 30, 1995
                                                      -------------------------------------------------------------
                                                                                 Maturing
                                                      -------------------------------------------------------------
                                                                      After One
                                                       Within         But Within         After
(in thousands)                                        One Year        Five Years       Five Years             Total
- -------------------------------------------------------------------------------------------------------------------
Available for Sale:
 U.S. Government Agency and Obligations                 $2,991            $2,001                -            $4,992
 Mortgage backed Securities                                  -                 -              841               841
                                                        ------            ------            -----            ------
                                                        $2,991            $2,001            $ 841            $5,833
                                                        ======            ======            =====            ======

Held to Maturity:

 U.S. Government Agency and Obligations                  3,930                 -                -             3,930
                                                        ------                                               ------
                                                        $3,930                                               $3,930
                                                        ======                                               ======


Nonperforming Assets

Nonperforming assets were as follows:

                                                               June 30,              December 31,
(in thousands)                                                   1995                    1994
- -------------------------------------------------------------------------------------------------
Nonaccrual loans                                                 $2,838                    $4,340
Accruing loans past due 90 days or more                             381                       258
Restructured loans                                                2,612                     1,483
Real estate owned                                                 2,353                     2,222
In-substance repossessions                                          269                       703
                                                                 ------                    ------
Total                                                            $8,453                    $9,006
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

At June 30, 1995, the recorded investment in loans for which impairment has been recognized in accordance with FASB Statement No. 114 totaled $5.4 million, of which $332,000 related to loans with no allocated reserve because the loans have been partially written down through charge-offs and $5.1 million related to loans with corresponding allocated reserves of $1.4 million (representing 38% of total loan loss reserves of $3.7 million) for the six months ended June 30, 1995. Included in the impairment loans total is $2.6 million in nonaccrual and $2.6 million in restructured loans.

Impaired loans consisted of the following:

(in thousands)                             June 30, 1995
- ------------------------------------------------------------------
Real estate mortgage loans:

    Residential                                  $  230
    Commercial                                    5,141

Real estate construction loans                        -
Commercial and industrial loans                       -
Consumer and other loans                             68
                                                 ------
                                                 $5,439
                                                 ======

REO  consists  of  properties   acquired   through   mortgage  loan  foreclosure
proceedings or in satisfaction of loans. At June 30, 1995, REO consisted of 14 commercial and residential real estate properties and one boat.

ISR consists of properties where the borrower has little or no remaining equity in the property considering its fair value; where repayment can only be expected to come from the operation or sale of the property; and where the borrower has effectively abandoned control of the property or it is doubtful that the borrower will be able to rebuild equity in the property. At June 30, 1995, ISR consisted of 3 commercial real estate loans secured by apartment buildings and one land loan.

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

Allowance for Loan Losses

The Corporation's allowance for loan losses was $3.7 million at June 30, 1995 compared to $4 million at December 31, 1994. The allowance for loan losses represented 3.5% and 3.7% of total loans, and 63.7% and 66.5% of nonperforming loans at June 30, 1995 and December 31, 1994, respectively.

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

Liquidity - Coastal

Deposits totaled $125.6 million at June 30, 1995, a decrease of $4.4 million (or 3.4%) from deposits of $130 million at December 31, 1994. This continued decrease is primarily attributable to the historically low level of deposit interest rates which have caused depositors to seek alternative investment options. However, deposit rates do not reprice at exactly the same time as market interest rate levels change, and therefore the decrease in deposit levels experienced during the first six months of 1995 should not be relied upon as a sole indicator of how the Corporation will be affected by subsequent changes in interest rate levels.

Coastal's liquidity ratio within a one-year timeframe was 26.5% at June 30, 1995 compared to 29.1% at December 31, 1994. An integral part of the Corporation's liquidity plan is the immediate availability of funds if and when unforeseen events should so dictate. Coastal has the capability of borrowing additional funds from the Federal Home Loan Bank ("FHLB") with three-day advance notice when adequately secured by qualified collateral. Effective as of June 8, 1993, the FHLB notified Coastal that due to "uncertainty regarding the impact of the FDIC's cross guaranty rights on the future viability of the institution", FHLB advances to Coastal have been restricted to maturities of six months or less. As a result of the consummation of the Amended and Restated Settlement Agreement and the unconditional and irrevocable waiver and release of the cross guaranty claim, the Corporation requested the removal of the foregoing restrictions imposed by the FHLB. On May 1, 1995, the Corporation received a letter from the FHLB stating that it will lengthen the maturity restriction on new fixed term and fixed rate advances from six months to one year. Management believes liquidity is adequate as of June 30, 1995.

Liquidity - Parent

On a parent company only ("parent") basis, the Corporation conducts no separate operations. Its business consists of the business of its banking subsidiary. In addition to the Note in the principal amount of $9 million issued by the Corporation to the FDIC on January 31, 1995 in connection with the settlement of the cross guaranty claim and the consummation of the Amended and Restated Settlement Agreement, the Corporation's expenses primarily include Delaware franchise taxes associated with the Corporation's authorized capital stock, certain legal and various other expenses. Expenses, including certain audit and professional fees, insurance and other expenses, are allocated to Coastal based upon the relative benefits derived. At June 30, 1995, the parent's assets (other than its investment in subsidiaries) consisted of $75,000 in cash and fixed assets of $10,000.

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

Capital

The following table sets forth the various capital requirements and capital ratios of each of the Corporation and Coastal at June 30, 1995.

                                              First           Coastal
                                            Coastal           Savings
(dollars in thousands)                  Corporation             Bank
- ----------------------------------------------------------------------
Tier 1 Leverage Ratio
- ---------------------
   Qualifying capital                      $ 2,742          $ 11,849
   Actual %                                   1.88%             8.13%
   Minimum requirement %              4.00% - 5.00%             6.00%
   Average assets for first quarter       $145,774          $145,780

Risk Based Capital - Tier 1
- ---------------------------
   Qualifying capital                      $ 2,742          $ 11,849
   Actual %                                   2.87%            12.42%
   Minimum requirement %                      4.00%             4.00%

Risk Based Capital - Total
   (Tier 1 and Tier 2)
- --------------------------
   Qualifying capital                      $ 3,966          $ 13,073
   Actual %                                   4.16%            13.70%
   Minimum requirement %                      8.00%             8.00%
Gross risk weighted assets                 $95,391           $95,418


The Memorandum of Understanding among the Board of Directors of Coastal, the Regional Director of the Boston Region of the FDIC and the Maine Superintendent requires that Coastal maintain a leverage capital ratio of 6% or greater. Coastal's leverage capital ratio at June 30, 1995 was 8.13%. As a result of the consummation of the Amended and Restated Settlement Agreement on January 31, 1995, including the issuance of the Note in the principal amount of $9 million to the FDIC, the Corporation recognized an extraordinary charge to earnings of $9 million in the financial statements for the year ended December 31, 1994. In addition, as a result of the settlement the Corporation no longer complies with the Federal Reserve's capital adequacy guidelines. The Corporation received a letter from the Federal Reserve Bank of Boston dated November 3, 1994, which, among other things, confirmed that the Federal Reserve has no objection to the settlement between the Corporation and the FDIC. In such letter, the Federal Reserve further states that in determining whether any supervisory response is warranted on a going forward basis, the Federal Reserve will closely monitor the efforts of the Corporation in fulfilling its obligations under the terms of the Amended and Restated
Settlement Agreement and the attendant effect such actions will have on restoring the capital of the Corporation.

On May 31, 1995, the Corporation effected a one for ten reverse stock split which was approved by the Corporation's stockholders on January 31, 1995. As a result of the reverse stock split, the number of outstanding shares of common stock of the Corporation was reduced from 6,006,745 shares (determined at the close of business on May 31, 1995) to approximately 600,363 shares.

Fractional shares which would otherwise be issued as a result of the reverse stock split will be purchased by the Corporation. Fractional cash value is determined by multiplying the fractional share interest by $3.20, representing the estimated fair market value of a share of post-split common stock as of May 31, 1995, as determined by the Board of Directors in consultation with the Corporation's financial advisor. The amount was determined by the Board for the sole purpose of determining fractional share amounts in connection with the reverse stock split, and the Corporation cautions its stockholders that the shares of its common stock may not trade after May 31, 1995 at or near such amount.

The Corporation's stockholders' equity at June 30, 1995 was $2.8 million compared to $2 million at December 31, 1994. The $739,000 increase is attributable to (i) net income for the six months ended June 30, 1995 of $439,000, and (ii) the decrease in the unrealized gains (loss) on investment securities which are classified "Available for Sale," totaling $300,000.

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

RESULTS OF OPERATIONS

Net Income(Loss)

The net income for the three and six months ended June 30, 1995 was $214,000 and $439,000, respectively, as compared with net income (loss) of $25,000 and $(118,000) for the same respective periods last year. Excluding $186,000 in interest expense associated with the Corporation's $9 million Note to the FDIC, net income for the six months ended June 30, 1995 would have been $625,000. Another contributing factor to the Corporation's improved earnings is the decrease in the Corporation's occupancy expense as a result of two branch closures in 1994. For the six months ended June 30, 1994, Other Expenses included $505,000 of non- recurring expenses associated with the settlement of the FDIC's cross guaranty claim against the Bank. Excluding these settlement related expenses, the Corporation would have reported a $387,000 profit for the six months ended June 30, 1994.

Net Interest Income

Net interest income for the three and six months ended June 30, 1995 was $1.5 million and $3.0 million, respectively, compared to $1.6 million and $2.9 million for the same respective periods in 1994. This slight increase is mainly attributable to a rising interest rate environment throughout 1994 and which resulted in an increase in rates on existing adjustable rate loans and investments. Notwithstanding the increased rate environment that was experienced throughout 1994 and partially offset by a declining rate environment in 1995, the Corporation's rates paid on deposit transaction accounts remained relatively unchanged, thereby increasing the spread on Earning Assets versus Sources of Funds, positively impacting net interest income. However, Earning Assets and Sources of Funds do not reprice in exactly the same manner as interest levels change and as such, interest rate increases on deposit accounts tend to lag behind increases in market rates.

Provision for Loan Losses

The provision for loan losses for the three and six months ended June 30, 1995 was $75,000 and $175,000, respectively, as compared to $0 and $67,000 for the same respective periods in 1994. In 1992 and 1991, significant provisions were made to recognize the perceived deteriorating real estate market. In 1993 and 1994, there was present a more stable environment. Also, many of the previously recognized loan problems were worked out or reclassified to a foreclosed status. In addition, loan balance levels declined in 1993 and 1994 compared to prior years. There remains the continued need to provide for the provision for loan losses primarily due to the uncertainty in the Maine economy and interest rates, and the potential adverse effect on real estate values and the ability of borrowers to repay loans.

The Corporation continues to hold a large concentration of commercial real estate loans that remain vulnerable to loan default. Deterioration in the local economy or real estate market, or upward movements in interest rates, could have an adverse impact on the loan portfolio that could result in the need for increased provision for loan losses.

The Corporation's policy is to provide an allowance by charging operations for estimated losses based on periodic evaluations of the loan portfolio and current economic trends. The vast majority of the Corporation's commercial real estate loans are located in the depressed markets in Maine. Accordingly, the ultimate collectibility of a substantial portion of the Corporation's loan portfolio is particularly susceptible to changes in local market conditions. Management has seen indications that the depressed Maine real estate market and the economy in general have stabilized.

Management believes that the allowance for losses on loans is adequate at June 30, 1995 and that foreclosed real estate is recorded at the lower of cost or estimated fair value. While management uses available information to recognize losses on loans, real estate owned and in-substance repossessions, future additions to the allowance and writedowns may be necessary based on changes in the financial condition of various borrowers, new information that becomes available relative to various borrowers and loan and/or real estate collateral and changes in economic conditions in New England. In addition, various regulatory authorities, as an integral part of their examination process, periodically review the Corporation's allowance for losses on loans and the carrying value of real estate owned and in-substance repossessions. Such authorities may require the Corporation to recognize additions to the allowance for losses on loans and/or write down the carrying value of real estate owned and in-substance repossessions based on their judgments of information available to them at the time of their examination.

Other Operating Income

Other operating income for the three and six months ended June 30, 1995 was $139,000 and $307,000, respectively, as compared to $45,000 and $276,000 for the same respective periods in 1994. The improvement in other income for the six months ended June 30, 1995 is mainly attributable to reduced losses on the sale of mortgage loans.

Other Operating Expenses

Other operating expenses for the three and six months ended June 30, 1995 was $1.3 million and $2.7 million, respectively, as compared to $1.5 million and $3.3 million for the same respective periods in 1994. The $.6 million decrease for the six months ended June 30, 1995 as compared to the six months ended June 30, 1994 is attributable to three items: (i) a reduction in settlement agreement related expenses of approximately $358,000, (ii) a reduction in occupancy expense of $98,000 as a result of the closure of two banking offices in the second and third quarters of 1994, and (iii) the reduction of other real estate owned expense of $162,000, which includes a $50,000 expense accrual posted in the fourth quarter of 1994 and reversed in the first quarter of 1995, and additional revenues on REO properties being received in 1995 as compared to 1994.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.
- --------------------------
         Information required by this Item is set forth under Note A - Regulatory Matters under the caption "Settlement of FDIC Cross Guaranty Claim" on pages 7 to 10 hereof, which is incorporated herein by reference.

Item 2.  Changes in Securities.
- -------------------------------
         Information required by this Item is set forth under Note B - Accounting Policy under the caption "Reverse Stock Split" on page 13 hereof, which is incorporated herein by reference and under Part I,
         Item 2 under the caption "Financial Condition - Liquidity Parent" on page 18 hereof, which is incorporated herein by reference.

Item 4. Submission of Matters to a Vote of Security Holders
- ------------------------------------------------------------
(a) The 1995 Annual Meeting of Stockholders of the Corporation was held on June 6, 1995.

(b)      Not applicable.

(c) The results of the voting at the 1995 Annual Meeting of Stockholders (pursuant to a record date of May 4, 1995) were as follows:

         (i)      Election of Directors:

                  Nominee                      For           Withhold Authority
                  Charles A. Stewart III     4,119,256             34,900

         (ii)     Ratification of Coopers & Lybrand as Independent Public
                  Accountants.
                  For: 4,055,875; Against: 7,131; Abstain: 23,838

(d)      Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

         27       Financial Data Schedule

(b)      Reports on Form 8-K

         (i) A report on Form 8-K dated May 31, 1995 was filed to report that upon filing with the Delaware Secretary of State of the amendment to the Corporation's certificate of incorporation on May 31, 1995, the Corporation effected a one for ten reverse stock split with respect to the issued and outstanding common stock of the Corporation.

                           FIRST COASTAL CORPORATION

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           FIRST COASTAL CORPORATION

Date: August 11, 1995              By:      /S/ Gregory T. Caswell
                                           ----------------------
                                           Gregory T. Caswell
                                           President and Chief Executive Officer

Date: August 11, 1995              By:      /S/ Dennis D. Byrd
                                           ------------------
                                           Dennis D. Byrd
                                           Treasurer
                                           (Principal Financial and Accounting
                                           Officer)