Form 10-Q
period 1995-09-30
FIRST COASTAL CORP
filed 1995-11-14
CIK 802763

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    Form 10-Q

(Mark one):       [X]      Quarterly Report Pursuant to Section 13 or  15(d) of
                           the Securities Exchange Act of 1934

                           For the quarterly period ended September 30, 1995

                  [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                           For the transition period from________ to __________ Commission file number 0-14087

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

           Class:  Common Stock, Par Value $1.00 per share
           Outstanding at November 8, 1995 (approximate):   600,363 shares

                                      INDEX

                    FIRST COASTAL CORPORATION AND SUBSIDIARY

 PART I -         FINANCIAL INFORMATION
                  ---------------------
                                                                                                              Page
                                                                                                              ----
         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets as of September 30, 1995

                  (Unaudited) and December 31, 1994;                                                              3

                  Condensed Consolidated Statements of Operations (Unaudited) for

                  the three and nine months ended September 30, 1995 and 1994;                                4 & 5

                  Condensed Consolidated Statements of Cash Flows (Unaudited) for

                  the nine months ended September 30, 1995 and 1994;                                              6

                  Notes to Condensed Consolidated Financial Statements

                  (Unaudited), September 30, 1995                                                                 7

         Item 2.  Management's Discussion and Analysis of Financial

                  Condition and Results of Operations                                                            15

PART II -         OTHER INFORMATION
                  -----------------

         Item 1.  Legal Proceedings.                                                                             24

         Item 2.  Changes in Securities                                                                          24

         Item 6.  Exhibits and Reports on Form 8-K.                                                              24


SIGNATURES                                                                                                       25

CONDENSED CONSOLIDATED BALANCE SHEETS
First Coastal Corporation and Subsidiary
-------------------------------------------------------------------------------

                                                                                               (Unaudited)
(in thousands)                                                                           September 30,1995        December 31,1994
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Noninterest earning deposits and cash                                                               $3,592                  $4,701
Interest earning deposits                                                                            8,807                   6,636
Federal funds sold                                                                                  10,000                  10,000
Trading securities                                                                                       -                     915

Investment securities:
 Held-to-Maturity                                                                                    8,960                   6,822
 Available-for-Sale                                                                                  7,944                   9,924
                                                                                                   -------                 -------
                                                                                                    16,904                  16,746

Federal Home Loan Bank stock-at cost                                                                 1,315                   1,315
Loans held for sale                                                                                    373                     185

Loans                                                                                              100,091                 109,656
Less:Deferred loan fees, net                                                                           (11)                    (31)
      Allowance for loan losses                                                                     (3,721)                 (4,042)
                                                                                                   -------                 -------
                                                                                                    96,359                 105,583

Premises and equipment                                                                               3,077                   2,941
Real estate owned and in-substance repossessions                                                     2,355                   2,925
Other assets                                                                                         2,320                   2,265
                                                                                                   -------                 -------
  TOTAL ASSETS                                                                                    $145,102                $154,212
                                                                                                   =======                 =======

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Deposits                                                                                          $126,330                $130,037
Advances from Federal Home Loan Bank                                                                 6,000                  12,612
Note payable to the FDIC                                                                             9,000                   9,000
Accrued interest on FDIC Note                                                                          302                       -
Accrued expenses and other liabilities                                                                 426                     549
                                                                                                   -------                 -------
  TOTAL LIABILITIES                                                                                142,058                 152,198
                                                                                                   =======                 =======
STOCKHOLDERS' EQUITY

Preferred Stock, $1 par value; Authorized 1,000,000 shares;
 none outstanding

Common Stock, $1 par value;  Authorized 6,700,000 shares; issued and outstanding as of September 30, 1995 and December 31, 1994 -
 600,363 (See page 13 for information regarding the reverse stock split)                               600                     600
Paid-in Capital                                                                                     29,375                  29,375
Retained earnings deficit                                                                          (26,944)                (27,676)
Unrealized gain (loss) on available for sale securities                                                 13                    (285)
                                                                                                   -------                 -------
  TOTAL STOCKHOLDERS' EQUITY                                                                         3,044                   2,014
                                                                                                   -------                 -------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                     $145,102                $154,212
                                                                                                   =======                 =======

See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
First Coastal Corporation and Subsidiary
-------------------------------------------------------------------------------

(in thousands, except per share amounts)                                                          Three Months Ended September 30,
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                   1995                       1994
                                                                                                   ----                       ----
Interest and Dividend Income
 Interest and fees on loans                                                                         $2,413                  $2,454
 Interest and dividends on investment securities                                                       259                     209
 Other interest income                                                                                 270                     248
                                                                                                    ------                   -----
  Total Interest and Dividend Income                                                                 2,942                   2,911
                                                                                                    ------                   -----

Interest Expense

 Deposits                                                                                            1,285                   1,167
 Borrowings from Federal Home Loan Bank                                                                 91                     266
 FDIC Note                                                                                             116                       -
                                                                                                    ------                   -----
  Total Interest Expense                                                                             1,492                   1,433
                                                                                                    ------                   -----
   Net Interest Income Before Provision for
   Loan Losses                                                                                       1,450                   1,478

Provision for Loan Losses                                                                               75                      40
                                                                                                    ------                   -----
  Net Interest Income After Provision for
   Loan Losses                                                                                       1,375                   1,438

Other Income

 Service charges on deposit accounts                                                                    60                      68
 Gain on investment securities transactions                                                              1                       -
 Gain on sales of mortgage loans                                                                         2                      64
Other                                                                                                   65                       1
                                                                                                    ------                   -----
                                                                                                       128                     133
                                                                                                    ------                   -----
Other Expenses

 Salaries and employee benefits                                                                        513                     492
 Occupancy                                                                                             120                     142
 Net cost of operation or real estate owned
  and in-substance repossessions                                                                         1                     252
 Other                                                                                                 576                     708
                                                                                                    ------                   -----
                                                                                                     1,210                   1,594
                                                                                                    ------                   -----
Income (Loss) Before Income Taxes                                                                      293                     (23)
Income Tax                                                                                               -                       -
                                                                                                    ------                   -----
NET INCOME (LOSS)                                                                                     $293                  $  (23)
                                                                                                    ======                   ======

PER SHARE AMOUNTS

Weighted Average Shares Outstanding                                                                600,363                 600,363
Income Per Share (See page 13 for information regarding
  the reverse stock split)                                                                          $  .49                   $(.04)
                                                                                                    ======                   ======

See Notes to condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
First Coastal Corporation and Subsidiary
-------------------------------------------------------------------------------

(in thousands, except per share amounts)                                                           Nine Months Ended September 30,
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                     1995                   1994
                                                                                                    -----                   ----
Interest and Dividend Income
 Interest and fees on loans                                                                         $7,311                  $7,659
 Interest and dividends on investment securities                                                       768                     442
 Other interest income                                                                                 715                     674
                                                                                                     -----                   -----
  Total Interest and Dividend Income                                                                 8,794                   8,775
                                                                                                     -----                   -----

Interest Expense
 Deposits                                                                                            3,682                   3,479
 Borrowings from Federal Home Loan Bank                                                                365                     895
 FDIC Note                                                                                             302                       -
                                                                                                     -----                   -----
  Total Interest Expense                                                                             4,349                   4,374
                                                                                                     -----                   -----
   Net Interest Income Before Provision for
    Loan Losses                                                                                      4,445                   4,401
Provision for Loan Losses                                                                              250                     107
  Net Interest Income After Provision for
   Loan Losses                                                                                       4,195                   4,294

Other Income
 Service charges on deposit accounts                                                                   191                     217
 Gain (loss) on investment securities transactions                                                     (11)                     29
 Gain (loss) on sales of mortgage loans                                                                 16                      (5)
Other                                                                                                  240                     168
                                                                                                     -----                   -----
                                                                                                       436                     409
                                                                                                     -----                   -----

Other Expenses
 Salaries and employee benefits                                                                      1,569                   1,505
 Occupancy                                                                                             341                     462
 Net cost of operation or real estate owned

  and in-substance repossessions                                                                        53                     465
 Other                                                                                               1,936                   2,411
                                                                                                     -----                   -----
                                                                                                     3,899                   4,843
                                                                                                     -----                   -----
Income (Loss) Before Income Taxes and Minority Interest                                                732                    (140)
Income Tax                                                                                               -                       -
                                                                                                     -----                   -----
NET INCOME (LOSS)                                                                                     $732                  $ (140)
                                                                                                     =====                   =====

PER SHARE AMOUNTS

Weighted Average Shares Outstanding                                                                600,363                 600,363
Income(Loss) Per Share (See page 13 for
 information regarding the reverse stock split)                                                     $ 1.22                   $(.23)
                                                                                                     =====                   ======

See Notes to condensed consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
First Coastal Corporation and Subsidiary
------------------------------------------------------------------------------

                                                                                                     Nine Months Ended September 30,
-----------------------------------------------------------------------------------------------------------------------------------
(in thousands)                                                                                        1995                    1994
                                                                                                     -----                   -----
Operating Activities
 Net Income (loss)                                                                                   $ 732                   $(140)
 Adjustments to reconcile net income to net cash provided by operating activities:
  Provision for loan losses                                                                            250                     107
  Writedowns of REO and ISR                                                                             36                     220
  Provision for depreciation and amortization                                                          212                     226
  Amortization of investment security discounts                                                       (223)                    (98)
  Realized investment securities (gains) losses                                                         11                     (29)
  (Gains) losses from assets held in trading accounts                                                  (33)                     82
  Realized (gains) loss on assets held for sale                                                        (16)                      5
  (Increase) decrease in trading account securities                                                    948                    (929)
  Net change in loans held for sale                                                                   (172)                  3,027
  Increase in interest receivable                                                                      (99)                    (32)
  Increase (decrease) in interest payable                                                              296                     (25)
  Net change in other assets                                                                         1,293                   2,362
  Net change in other liabilities                                                                     (117)                    (54)
                                                                                                     -----                   -----
Net cash provided by operating activities                                                            3,118                   4,722
                                                                                                     -----                   -----

Investing Activities

  Proceeds from sales and maturities of investment securities available for sale                     2,193                     793
  Maturities of securities held to maturity                                                          7,080
  Purchases of investment securities available for sale                                                                     (7,994)
  Purchases of investment securities held to maturity                                               (8,921)                 (5,705)
  Net change in loans                                                                                8,259                   9,967
  Net purchases of premises and equipment                                                             (348)                    (45)
                                                                                                     -----                   -----
Net cash provided (used) by investing activities                                                     8,263                  (2,984)
                                                                                                     -----                   -----

Financing Activities

  Net change in deposits                                                                            (3,707)                 (8,595)
  Payments on borrowings                                                                            (6,612)                 (5,090)
  Purchase of Coastal Bancorp's minority interest                                                                             (200)
                                                                                                     -----                   -----
Net cash used by financing activities                                                              (10,319)                (13,885)
                                                                                                     -----                   -----

(Decrease) increase in cash and cash equivalents                                                     1,062                 (12,147)
Cash and cash equivalents at beginning of period                                                    11,337                  33,539
                                                                                                     -----                   -----
Cash and cash equivalents (interest and noninterest bearing) at end of period                      $12,399                 $21,392
                                                                                                    ======                  ======
Noncash Investing Activities

  Change in unrealized holding losses on investment securities available for sale                     $298                    $  178
  Securities available for sale collateralized by portfolio mortgage loans                                                     1,003
  Transfer of loans to real estate owned and in-substance repossessions                                715                       812

See Notes to consolidated financial statements.

FIRST COASTAL CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
SEPTEMBER 30, 1995

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

NOTE B - ACCOUNTING POLICIES
         -------------------
Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Corporation have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994.

Most of the Corporation's commercial real estate loans as of September 30, 1995 are collateralized by real estate in Maine, which has experienced a significant decline in value since the market peak in the late 1980s. In addition, all the real estate owned ("REO") and in-substance repossessions ("ISR") are located in this same market. Accordingly, the ultimate collectibility of a substantial portion of the Corporation's loan portfolio and the recovery of a substantial portion of the carrying amount of REO and ISRs is particularly susceptible to changes in market conditions in Maine.

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

Investment Securities

Effective January 1, 1994, with the implementation of Financial Accounting Standards Board ("FASB") Statement No. 115, investment securities classified as available for sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders' equity. Investment securities held to maturity are stated at cost adjusted for amortization of bond premiums and accretion of bond discounts. There was no effect to the Corporation's Financial Statements on January 1, 1994 as a result of implementing FASB Statement No. 115. For the nine months ended September 30, 1995, investments classified as available for sale reflected an unrealized gain of $13,000, an improvement of $298,000 as compared to December 31, 1994.

As of September 30, 1995, the Corporation's Investment Accounting Policy states that all securities purchased with an original maturity of over one year, other than mortgage backed securities originated by the Bank with current loan production, will be classified as available for sale. Securities purchased with an original maturity of one year or less, or a callable option of one year or less, will be considered held-to-maturity. Mortgage backed securities originated by the Bank with current loan productions will be classified as trading securities.

Assets Held for Sale Stated at Market Value

Assets held for sale, consisting of residential mortgages originated for the purpose of potential sale, are valued at the lower of cost or market.

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

Allowance for Loan Losses

The Corporation adopted FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan, on January 1, 1995. Under the new standard, a loan is considered impaired, based on current information and events, if it is probable that the Corporation will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. The adoption of FASB Statement No. 114 resulted in no additional provision for loan losses as determined at January 1, 1995 and September 30, 1995.

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

Income Taxes

The Corporation adopted FASB Statement No. 109, Accounting for Income Taxes, in 1993 which requires a change from the deferred method of accounting for income taxes of APB Opinion 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method of Statement No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. At December 31, 1994, the Corporation estimated that net operating loss
(NOL) carryforwards for federal income tax return purposes of $6.9 million were available to offset future taxable income. Due to the uncertainty that the benefit of net deferred tax assets will be realized, a full valuation allowance has been recorded at September 30, 1995 and December 31, 1994.

In 1990, Coastal Bancorp and its subsidiaries carried back their share of the consolidated net operating losses of the Suffield Financial Corporation and subsidiaries group to the years 1984, 1985 and 1986. Tentative tax refunds in the amount of $926,339 were paid to the Bank as a result of this carryback. In 1989 and 1990 Suffield Financial Corporation and Suffield Bank also carried back their share of the net operating losses of the group. A portion of the 1990 losses was carried back to the 1986 taxable year of the Suffield group as it existed before the acquisition of Coastal Bancorp and the Bank (the "Old Suffield Group") and resulted in a tentative refund of $1,972,679 and a portion of the 1989 losses was carried back to the years 1979 through 1985 of the Old Suffield Group and resulted in tentative refunds of $1,279,341.

The Internal Revenue Service ("IRS") agent reviewing the tentative refunds has approved the payment. The agent's conclusion, however, must be accepted by the Joint Committee on Taxation of the U.S. Congress and the Joint Committee review staff of the IRS (which reviews cases before they are submitted to the Joint
Committee) has raised certain questions as to whether these losses may be carried back under a special ten-year rule. The agent is in the process of seeking to resolve these questions, and if they are satisfactorily resolved, the case will be forwarded to the Joint Committee on Taxation in Washington, DC with a recommendation that the refund claim be accepted as filed. Alternatively, the review staff could request that the agent initiate a more extensive review of the claims for the purpose of verifying that the requirements have been satisfied to allow the losses to be carried back under the ten-year rule.

The Bank believes that all the requirements have been satisfied to allow it to carry back its 1990 losses under the ten-year rule. In the event that the IRS determines that a more extensive review is necessary, the Bank is prepared to provide all the necessary documentation in support of its position. However, if the IRS concludes that the losses were not eligible for the ten-year carryback, the Bank would be liable for the repayment of $926,339 of refunds plus interest and would increase its net operating loss carryforwards by $2.4 million. The Bank also believes that the requirements have been satisfied with respect to the carryback of 1989 and 1990 losses by Suffield Financial Corporation and Suffield Bank under the ten-year rule. In any event, none of the Corporation, Coastal Bancorp or the Bank were members of the Old Suffield Group in the above carryback years. Consequently, the Bank believes that in accordance with the consolidated return regulations, the Corporation, Coastal Bancorp or the Bank would not be liable for the repayment of any refunds generated by carryback to the Old Suffield Group.

The federal income tax returns of the Corporation have been examined and audited or closed without audit by the IRS for tax years through 1988 and such years are not subject to further IRS audit except with respect to carrybacks to those years.

PART I - Item 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION
-------------------
Total Assets

At September 30, 1995, total assets were $145.1 million, representing a decrease of $9.1 million, or 5.9%, from total assets of $154.2 million at December 31, 1994. This continued decrease, primarily related to (i) a decrease in borrowings, as all maturing advances are paid off, and (ii) a steady decline in deposits, which is attributable to the historically low level of deposit interest rates which has caused depositors to seek alternative investment options.

Investments

Investment securities of $16.9 million at September 30, 1995 increased by $.2 million as compared to $16.7 million at December 31, 1994. Investment securities classified as available for sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders' equity. Investment securities held to maturity are stated at cost adjusted for amortization of bond premiums and accretion of bond discounts.

The following table sets forth the amortized cost and fair value of investment securities for each major security type at September 30, 1995.

                                                                         September 30, 1995
                                                              --------------------------------------------
                                                              Amortized             Fair        Unrealized
(in thousands)                                                     Cost            Value        Gain (Loss)
----------------------------------------------------------------------------------------------------------
Available for Sale:
 U.S. Government Agency and Obligations                          $4,997           $4,996               $(1)
 Mortgage backed Securities                                         807              822                15
 Equity                                                           2,002            2,001                (1)
 Other                                                              125              125                 -
                                                                -------          -------              -----
                                                                $ 7,931          $ 7,944             $  13
                                                                =======          =======              =====

Held to Maturity:

 U.S. Government Agency and Obligations                           8,960            9,008                48
                                                                -------          -------              -----
                                                                 $8,960           $9,008             $  48
                                                                =======          =======              =====

The unrealized gain on investment securities classified as available for sale was $13,000, an improvement of $298,000 at September 30, 1995 compared to December 31, 1994. This improvement in unrealized security gains is attributable to a significant decline in yields on the treasury securities throughout the first nine months of 1995. The Corporation will continue to give consideration to further investments in U.S. Government Agency and Obligations and Mortgage backed securities, after giving consideration to the potential impact on the fair value of these securities that may result from interest rate fluctuations in comparison to alternative investment securities.

The following table represents the contractual maturities for investments in debt securities for each major security type at September 30, 1995.

                                                                          September 30, 1995
                                                       -------------------------------------------------------------
                                                                               Maturing
                                                       -------------------------------------------------------------
                                                                       After One
                                                        Within        But Within            After
(in thousands)                                        One Year        Five Years       Five Years             Total
--------------------------------------------------------------------------------------------------------------------
Available for Sale:
 U.S. Government Agency and Obligations                 $2,995            $2,001                -            $4,996
 Mortgage backed Securities                                  -                 -              822               822
                                                        ------            ------           ------            ------
                                                        $2,995            $2,001            $ 822            $5,818
                                                        ======            ======           ======            ======

Held to Maturity:
 U.S. Government Agency and Obligations                  1,974             5,986            1,000             8,960
                                                        ------            ------           ------            ------
                                                        $1,974            $5,986           $1,000            $8,960
                                                        ======            ======           ======            ======

Nonperforming Assets

Nonperforming assets were as follows:

                                                          September 30,              December 31,
(in thousands)                                                    1995                      1994
--------------------------------------------------------------------------------------------------
Nonaccrual loans                                                 $2,693                    $4,340
Accruing loans past due 90 days or more                             471                       258
Restructured loans                                                2,459                     1,483
Real estate owned                                                 2,026                     2,222
In-substance repossessions                                          329                       703
                                                                 ------                    ------
Total                                                            $7,978                    $9,006
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

At September 30, 1995, the recorded investment in loans for which impairment has been recognized in accordance with FASB Statement No. 114 totaled $5 million, of which $265,000 related to loans with no allocated reserve because the loans have been partially written down through charge-offs and $4.9 million related to loans with corresponding allocated reserves of $1.3 million (representing 35.7% of total loan loss reserves of $3.7 million) for the period ending September 30, 1995. Included in the impaired loans total is $2.5 million in nonaccrual and $2.5 million in restructured loans.

Impaired loans consisted of the following:

(in thousands)                                               September 30, 1995
-------------------------------------------------------------------------------
Real estate mortgage loans:
    Residential                                                          $  230
    Commercial                                                            4,790

Real estate construction loans                                                -
Commercial and industrial loans                                               -
Consumer and other loans                                                      -
                                                                         ------
                                                                         $5,020
                                                                         ======

REO  consists  of  properties   acquired   through   mortgage  loan  foreclosure
proceedings or in satisfaction of loans. At September 30, 1995, REO consisted of 10 commercial and residential real estate properties.

ISR consists of properties where the borrower has little or no remaining equity in the property considering its fair value; where repayment can only be expected to come from the operation or sale of the property; and where the borrower has effectively abandoned control of the property or it is doubtful that the borrower will be able to rebuild equity in the property. At September 30, 1995, ISR consisted of 3 commercial real estate loans secured by apartment buildings and one land loan.

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

Allowance for Loan Losses

The Corporation's allowance for loan losses was $3.7 million at September 30, 1995 compared to $4 million at December 31, 1994. The allowance for loan losses represented 3.7% of total loans at September 30, 1995 and December 31, 1994, and 66.2% and 66.5% of nonperforming loans at September 30, 1995 and December 31, 1994, respectively.

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

Liquidity - Coastal

Deposits totaled $126.3 million at September 30, 1995, a decrease of $3.7 million (or 2.9%) from deposits of $130 million at December 31, 1994. This continued decrease is primarily attributable to the historically low level of deposit interest rates which have caused depositors to seek alternative investment options. However, deposit rates do not reprice at exactly the same time as market interest rate levels change, and therefore the decrease in deposit levels experienced during the first nine months of 1995 should not be relied upon as a sole indicator of how the Corporation will be affected by subsequent changes in interest rate levels.

Coastal's liquidity ratio within a one-year timeframe was 32% at September 30, 1995 compared to 29.1% at December 31, 1994. An integral part of the Corporation's liquidity plan is the immediate availability of funds if and when unforeseen events should so dictate. Coastal has the capability of borrowing additional funds from the Federal Home Loan Bank ("FHLB") with three-day advance notice when adequately secured by qualified collateral. Effective as of June 8, 1993, the FHLB notified Coastal that due to "uncertainty regarding the impact of the FDIC's cross guaranty rights on the future viability of the institution", FHLB advances to Coastal have been restricted to maturities of six months or less. As a result of the consummation of the Amended and Restated Settlement Agreement and the unconditional and irrevocable waiver and release of the cross guaranty claim, the Corporation requested the removal of the foregoing restrictions imposed by the FHLB. On May 1, 1995, the Corporation received a letter from the FHLB stating that it will lengthen the maturity restriction on new fixed term and fixed rate advances from six months to one year. Management believes liquidity is adequate as of September 30, 1995.

Liquidity - Parent

On a parent company only ("parent") basis, the Corporation conducts no separate operations. Its business consists of the business of its banking subsidiary. In addition to the Note in the principal amount of $9 million issued by the Corporation to the FDIC on January 31, 1995 in connection with the settlement of the cross guaranty claim and the consummation of the Amended and Restated Settlement Agreement, the Corporation's expenses primarily include Delaware franchise taxes associated with the Corporation's authorized capital stock, certain legal and various other expenses. Expenses, including certain audit and professional fees, insurance and other expenses, are allocated to Coastal based upon the relative benefits derived. At September 30, 1995, the parent's assets (other than its investment in its subsidiary) consisted of $29,000 in cash and fixed assets of $9,000.

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

On November 30, 1994 and November 13, 1995 following the receipt of appropriate regulatory approvals, Coastal paid the Corporation a cash dividend of $175,000 and $200,000, respectively, for certain current and anticipated operating expenses of the Corporation.

Capital

The following table sets forth the various capital requirements and capital ratios for the Corporation and Coastal at September 30, 1995.

                                                                 First                    Coastal
                                                                Coastal                   Savings
(dollars in thousands)                                       Corporation                  Bank
-------------------------------------------------------------------------------------------------
Tier 1 Leverage Ratio
---------------------
   Qualifying capital                                           $ 3,029                  $ 12,310
   Actual %                                                       2.09%                     8.50%
   Minimum requirement %                                  4.00% - 5.00%                     6.00%
   Average assets for first quarter                            $144,839                  $144,832

Risk Based Capital - Tier 1
---------------------------
   Qualifying capital                                           $ 3,029                  $ 12,310
   Actual %                                                       3.29%                    13.38%
   Minimum requirement %                                          4.00%                     4.00%

Risk Based Capital - Total
   (Tier 1 and Tier 2)
--------------------------
   Qualifying capital                                           $ 4,210                  $ 13,492
   Actual %                                                       4.58%                    14.66%
   Minimum requirement %                                          8.00%                     8.00%
Risk weighted assets                                            $91,968                   $92,011


The Memorandum of Understanding among the Board of Directors of Coastal, the Regional Director of the Boston Region of the FDIC and the Maine Superintendent requires that Coastal maintain a leverage capital ratio of 6% or greater. Coastal's leverage capital ratio at September 30, 1995 was 8.5%. As a result of the consummation of the Amended and Restated Settlement Agreement on January 31, 1995, including the issuance of the Note in the principal amount of $9 million to the FDIC, the Corporation recognized an extraordinary charge to earnings of $9 million in the financial statements for the year ended December 31, 1994. In addition, as a result of the settlement the Corporation no longer complies with the Federal Reserve's capital adequacy guidelines. The Corporation received a letter from the Federal Reserve Bank of Boston dated November 3, 1994, which, among other things, confirmed that the Federal Reserve has no objection to the settlement between the Corporation and the FDIC. In such letter, the Federal Reserve further states that in determining whether any supervisory response is warranted on a going forward basis, the Federal Reserve will closely monitor the efforts of the Corporation in fulfilling its obligations under the terms of the Amended and Restated
Settlement Agreement and the attendant effect such actions will have on restoring the capital of the Corporation.

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

The Corporation's stockholders' equity at September 30, 1995 was $3 million compared to $2 million at December 31, 1994. The $1 million increase is attributable to (i) net income for the nine months ended September 30, 1995 of $732,000, and (ii) the improvement in the unrealized gains (loss) on investment securities which are classified "Available for Sale," of $298,000.

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

RESULTS OF OPERATIONS

Net Income(Loss)

The net income for the three and nine months ended September 30, 1995 was $293,000 and $732,000, respectively, as compared with net losses of $23,000 and $140,000 for the same respective periods last year. Excluding $302,000 in interest expense associated with the Corporation's $9 million Note to the FDIC, net income for the nine months ended September 30, 1995 would have been $1 million. For the nine months ended September 30, 1994, Other Expenses included $642,000 of non-recurring expenses associated with the settlement of the FDIC's cross guaranty claim against the Bank. Excluding these settlement related expenses, the Corporation would have reported a $502,000 profit for the nine months ended September 30, 1994. Another factor contributing significantly to the Corporation's improved earnings is the decrease in the Corporation's occupancy expense as a result of two branch closures which occurred during 1994.

Net Interest Income

Net interest income remained relatively the same for the three and nine months ended September 30, 1995 and September 30, 1994, at $1.5 million and $4.4 million, respectively. Included in the September 30, 1995 net interest income total is interest expense of $302,000 for the Corporation's $9 million note payable to the FDIC. This additional expense was offset by a reduction in interest expense associated with the Bank's reduced borrowings from the Federal Home Loan Bank, with the expense reduction associated with the decreased volume totalling $471,000. For further detail see the rate/volume analysis that follows.

Rate/Volume Analysis

The table below sets forth certain information regarding changes in interest income and expense of the Corporation for the periods indicated. For each category of interest earning assets and interest bearing liabilities, information is provided on changes attributable to: (i) changes in rates (change in rate multiplied by old volume); (ii) changes in volume (change in volume multiplied by old rate); (iii) changes in rate/volume (change in rate multiplied by the changes in volume which is proportionately distributed to the volume and rate changes). The table illustrates the relative effect of changes in interest rates and the Corporation's net earning assets on its net interest income.


                                                                  Nine months ended September 30, 1995
                                                                              Compared to
                                                                   Nine months ended September 31, 1994
                                                                 ------------------------------------------
                                                                  Increase (Decrease)
                                                                       Due to
                                                                 ------------------------
(in thousands)                                                     Rate           Volume             Total
-----------------------------------------------------------------------------------------------------------
Interest income:
  Loans (a)                                                        $447            $(716)            $(269)
Investments                                                         124              202               326
  Interest earnings deposits                                        251             (210)               41
  Assets held for sale                                                1              (80)              (79)
                                                                 ------           -------           -------
Total interest income                                               823             (804)               19

Interest expense:
  Savings                                                            43             (169)             (126)
  Time deposits                                                     346              (17)              329
  FHLB advances                                                     (59)            (471)             (530)
  FDIC Note                                                         302                -               302
                                                                 ------           -------           -------
Total interest expense                                              632             (657)              (25)
                                                                 ------           -------           -------
Net change in net interest income
 before provision for loan losses                                $  191           $ (147)           $   44
                                                                 ======           =======           =======

(a) For purposes of these computations, nonaccrual loans are included in the average balance volumes.

Provision for Loan Losses

The provision for loan losses for the three and nine months ended September 30, 1995 was $75,000 and $250,000, respectively, as compared to $68,000 and $107,000 for the same respective periods in 1994. In 1992 and 1991, significant provisions were made to recognize the perceived deteriorating real estate market. In 1993 and 1994, there was present a more stable environment. Also, many of the previously recognized loan problems were worked out or reclassified to a foreclosed status. In addition, loan balance levels declined in 1993 and 1994 compared to prior years. There remains the continued need to provide for the provision for loan losses primarily due to the uncertainty in the Maine economy and interest rates, and the potential adverse effect on real estate values and the ability of borrowers to repay loans.

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

Management believes that the allowance for losses on loans is adequate at September 30, 1995 and that foreclosed real estate is recorded at the lower of cost or estimated fair value. While management uses available information to recognize losses on loans, real estate owned and in-substance repossessions, future additions to the allowance and writedowns may be necessary based on changes in the financial condition of various borrowers, new information that becomes available relative to various borrowers and loan and/or real estate collateral and changes in economic conditions in New England. In addition, various regulatory authorities, as an integral part of their examination process, periodically review the Corporation's allowance for losses on loans and the carrying value of real estate owned and in-substance repossessions. Such authorities may require the Corporation to recognize additions to the allowance for losses on loans and/or write down the carrying value of real estate owned and in-substance repossessions based on their judgments of information available to them at the time of their examination.

Other Operating Income

Other operating income for the three and nine months ended September 30, 1995 was $128,000 and $436,000, respectively, as compared to $133,000 and $409,000 for the same respective periods in 1994. Other income for the nine months ending September 30, 1994 includes a realized loss on trading accounts of $84,000.

Other Operating Expenses

Other operating expenses for the three and nine months ended September 30, 1995 was $1.2 million and $3.9 million, respectively, as compared to $1.6 million and $4.8 million for the same respective periods in 1994. The $.9 million decrease for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994 is primarily attributable to three items: (i) a reduction in settlement agreement related expenses of approximately $495,000,
(ii) a reduction in occupancy expense of $98,000 as a result of the closure of two banking offices in the second and third quarters of 1994, and (iii) the reduction of other real estate owned expense of $412,000, which includes a $50,000 expense accrual posted in the fourth quarter of 1994 and reversed in the first quarter of 1995, additional revenues on REO properties being received in 1995 as compared to 1994 and a reduced number of REO properties currently held.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

         Information required by this Item is set forth under Note A - Regulatory Matters under the caption "Settlement of FDIC Cross Guaranty Claim" on pages 7 to 10 hereof, which is incorporated herein by reference.

Item 2.  Changes in Securities.

         Information required by this Item is set forth under Note B - Accounting Policy under the caption "Reverse Stock Split" on page 13 hereof, which is incorporated herein by reference and under Part I,
         Item 2 under the caption "Financial Condition - Liquidity Parent" on page 15 hereof, which is incorporated herein by reference.

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

         27       Financial Data Schedule

                            FIRST COASTAL CORPORATION

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       FIRST COASTAL CORPORATION

Date: November 14, 1995             By: /S/ Gregory T. Caswell
                                       -----------------------------------
                                       Gregory T. Caswell
                                       President and Chief Executive Officer

Date: November 14, 1995             By: /S/ Dennis D. Byrd
                                       -----------------------------------
                                       Dennis D. Byrd
                                       Treasurer
                                       (Principal Financial and Accounting
                                        Officer)