Form 10-K
period 1995-12-31
FIRST COASTAL CORP
filed 1996-04-01
CIK 802763

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)
            (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   For the fiscal year ended December 31, 1995
                                       OR
           ( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

           For the transition period from _____________ to __________

                         Commission file number 0-14087

                            FIRST COASTAL CORPORATION
             (Exact name of registrant as specified in its charter)

          Delaware                                         06-1177661
 (State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                         Identification No.)

 36 Thomas Drive, Westbrook, Maine                            04092
 (Address of principal executive offices)                  (Zip Code)

       Registrant's telephone number, including area code: (207) 774-5000

   Securities registered pursuant to Section 12(b) of the Act: Not Applicable

Securities registered pursuant to Section 12(g) of the Act: Common stock, $1.00 par value per share

                                                          (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         On and effective as of September 11, 1991, First Coastal Corporation was advised by the National Association of Securities Dealers that its Common Stock had been removed from the NASDAQ National Market System due to an insufficient number of active market makers in the stock. The Common Stock is traded in the over-the-counter market in the "pink sheets," although such trades are limited and sporadic and there is no established public trading market for the Common Stock. The aggregate market value of the Common Stock held by non-affiliates based on the book value per share of Common Stock of $6.66 at December 31, 1995 was $3,989,779.

        APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ____ No ____

         As of the close of business on March 29, 1996, 600,361 shares of the registrant's Common Stock, par value $1.00 per share, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

First Coastal Corporation

First Coastal Corporation, a Delaware corporation ("First Coastal" or the "Company") is a bank holding company whose sole operating subsidiary is Coastal Savings Bank ("Coastal" or the "Bank"). The Company was organized in January 1987 for the purpose of becoming the parent holding company of Suffield Bank following Suffield Bank's conversion from mutual to stock form. The Company acquired Coastal Bancorp, a Maine corporation ("Bancorp"), which was the bank holding company of Coastal, a Maine-chartered, stock savings bank, on April 1, 1987. On September 6, 1991, Suffield Bank was placed in receivership by the Connecticut Department of Banking, leaving the Bank as the Company's sole operating subsidiary. On July 26, 1994, Bancorp was dissolved with the effect that the Bank became a direct wholly-owned subsidiary of the Company. See "Certain Regulatory Matters -- Receivership of Suffield Bank" and "-- Settlement of Cross Guaranty Claim."

Coastal Savings Bank

The Bank was formed in 1981 as a Maine-chartered savings bank through the consolidation of Brunswick Savings Institution and York County Savings Bank, which were organized in 1858 and 1860, respectively. On July 11, 1984, the Bank completed its conversion from mutual form to a Maine stock savings bank.

The Bank had total assets of approximately $145 million at December 31, 1995. The region served by the Bank includes the communities of Brunswick, Freeport, Kennebunk, Kezar Falls, Saco, Topsham and Westbrook. The Bank operated eight banking offices as of December 31, 1995.

The principal business of the Bank consists of attracting deposits from the general public and originating residential real estate, construction, consumer, commercial and commercial real estate loans and investment securities. Deposits at the Bank are federally insured by the Bank Insurance Fund ("BIF"), which is administered by the Federal Deposit Insurance Corporation ("FDIC").

The principal executive offices of the Company and the Bank are located at 36 Thomas Drive, Westbrook, Maine 04092; telephone (207)774-5000.

CERTAIN REGULATORY MATTERS

Receivership of Suffield Bank

On September 6, 1991, the Company announced that Suffield Bank was placed into receivership by the Connecticut Banking Department and the FDIC was appointed as the receiver. Financial data reported for 1991 gives effect to the closure of Suffield Bank as if it had occurred at the beginning of 1991. Since the receivership of Suffield Bank, management's efforts have been primarily focused on resolving the cross guaranty claim as described below and improving operations of the Company's subsidiary, Coastal.

Settlement of Cross Guaranty Claim

On January 31, 1995, the Company and the Bank consummated a settlement with the FDIC in accordance with the terms and conditions of the Amended and Restated Settlement Agreement, dated as of November 23, 1994 (the "Amended and Restated Settlement Agreement"), pursuant to which the FDIC waived and released its cross guaranty claim against the Bank. The cross guaranty claim was the result of the September 1991 failure of Suffield Bank. As part of the settlement, the Company issued to the FDIC a non-recourse promissory note in the principal amount of $9.0 million (the "Note" or the "FDIC Note"), secured by the Company's pledge of the outstanding stock of the Bank. In 1994 the Company incurred an extraordinary charge to earnings resulting from the issuance of the Note. Principal and interest under the FDIC Note are deferred until its maturity date, which is January 31, 1997, subject to extension under certain circumstances.

The Company announced on January 31, 1996 that it intends to pursue a recapitalization of the Company as the means to facilitate the satisfaction of the FDIC Note. As part of the recapitalization, the Company expects to raise approximately $3.0 to $4.0 million through an offering of its common stock, including a rights offering to the Company's existing stockholders. The offering will be made only by means of a prospectus. In addition to the proceeds from the common stock offering, the Company also expects to use funds derived from dividends from the Bank and the proceeds from a loan to satisfy its obligation under the FDIC Note. The recapitalization and related transactions are subject to a number of conditions, including the receipt of appropriate regulatory approvals, and there can be no assurance that such recapitalization and related transactions will be consummated or that the Company will be successful in repaying the FDIC Note. The Company anticipates that the recapitalization would be completed in the third quarter of 1996.

Memorandum of Understanding

Effective as of January 23, 1992, Coastal consented to an Order to Cease and Desist (the "Order to Cease and Desist" or the "Order") issued by the FDIC and concurred with by the Maine Bureau of Banking (the "Maine Bureau of Banking"). The Order required Coastal to cease and desist from engaging in certain activities and practices detrimental to the Bank and also required, among other things, the maintenance by the Bank of specified capital ratios. Effective December 8, 1994, the Order was terminated.

The Order was replaced with a Memorandum of Understanding ("Memorandum") among the Bank, the FDIC and the Maine Bureau of Banking effective as of November 22, 1994. The Memorandum provides, among other things, that (i) the Bank continue to maintain its allowance for loan and lease losses in accordance with applicable regulatory requirements, (ii) the Board of Directors of the Bank continue to review the adequacy of the Bank's loan and lease loss reserves and provide for adequate reserves, (iii) the Bank continue to have a Tier 1 capital to total assets ratio at or in excess of 6.0%, (iv) the Bank continue to comply with the FDIC's Statement of Policy on Risk-Based Capital, (v) the Bank provide monthly progress reports regarding substandard or doubtful assets, (vi) the Bank agree not to extend or renew credit to, or for the benefit of, any borrower who or which has a loan or other extension of credit with the Bank that has been charged-off or classified in whole or in part, loss, doubtful or substandard and is uncollected unless certain conditions are met, (vii) the Bank not declare or pay any dividends without the prior written consent of the FDIC and the Maine Bureau of Banking, and (viii) the Bank continue to furnish written progress reports detailing the form and manner of any action taken to seek to secure compliance with the Memorandum. In addition, the Board of Directors is required to develop a written plan of action to reduce the Bank's risk position with respect to each borrower who had outstanding principal debt owing to the Bank in excess of $500,000 and for the formulation of a strategic plan and policies covering investments, funds management and various lending policies. At December 31, 1995, the Bank had a Tier 1 capital to total assets ratio of 9.19%.

In March 1988, the Company entered into a Memorandum of Understanding with the Federal Reserve Bank of Boston which provided, among other things, for the formulation of plans and policies covering capital adequacy, funds management, the Company's management information system and the adoption of a written dividend policy consistent with the policies of the Board of Governors of the Federal Reserve System (the "Federal Reserve") regarding the payment of cash dividends by bank holding companies. Management addressed these matters by developing plans and policies which were submitted to the Federal Reserve in 1988, and updated such plans and policies in 1992 and 1995. Effective March 13, 1995, the Federal Reserve Bank of Boston terminated the Memorandum of Understanding.

Regulatory Capital Requirements

Under applicable federal regulations, the Company and Coastal are each required to maintain minimum levels of regulatory capital. The Federal Reserve has adopted a leverage-based capital requirement for bank holding companies with a composite rating of 1 under the bank holding company rating system of a minimum level of tier 1 capital to total assets of 3.0%. All other bank holding companies or bank subsidiaries of bank holding companies are required to maintain a minimum ratio of tier 1 capital to total assets of 4.0% to 5.0%. Under the Federal Reserve's risk- based capital guidelines, bank holding companies or banks also are required to maintain a minimum ratio of qualifying total capital to risk-weighted assets of 8.0%. The guidelines apply on a consolidated basis to bank holding companies with consolidated assets of $150 million or more. For bank holding companies which have less than $150 million in consolidated assets, as did the Company for each of the quarters ended March 31, 1995, June 30, 1995, September 30, 1995 and December 31, 1995, the guidelines are applied on a bank-only basis (as opposed to a consolidated basis) unless (i) the parent bank holding company is engaged in nonbank activity involving significant leverage or

(ii) the parent company has a significant amount of debt that is held by the general public. The Federal Reserve capital adequacy guidelines provide that "debt held by the general public" is debt held by parties other than financial institutions, officers, directors, and controlling stockholders of the banking organization or their related interests. The FDIC Note is not considered to be "debt held by the general public" for purposes of such capital guidelines. As a result, applied on a bank-only basis, the Company's ratios of tier 1 capital to total assets, tier 1 capital to risk-weighted assets, qualifying total capital to risk-weighted assets of 9.19%, 14.32%, and 15.59%, respectively, at December 31, 1995 were in compliance with such guidelines.

The FDIC has also adopted minimum capital requirements as regulations for state non-member banks such as the Bank. Under the minimum leverage capital requirement, insured state non-member banks must maintain a Tier 1 capital to total assets ratio of at least 3% to 5% depending on the CAMEL rating of the bank. The Memorandum requires that the Bank continue to maintain a Tier 1 capital to total assets ratio at or in excess of 6.0%. At December 31, 1995, the Bank had a Tier 1 capital to total assets ratio of 9.19%.

In addition, under such regulations insured non-member banks must maintain a minimum ratio of qualifying total capital to risk-weighted assets of 8.0%, including a minimum ratio of Tier 1 capital to risk-weighted assets of 4.0%. At December 31, 1995, the Bank had a ratio of Tier 1 capital to risk-weighted assets of 14.32% and a ratio of qualifying total capital to risk-weighted assets of 15.59%.

LENDING ACTIVITIES

Loan Portfolio Composition

The following table sets forth the composition of the Company's loan portfolio at the dates indicated:

                                                                               December 31,
                                             -----------------------------------------------------------------------------
(in thousands)                                   1995              1994             1993              1992             1991
- ---------------------------------------------------------------------------------------------------------------------------
Real estate mortgage:
  Residential                                 $30,966          $ 33,158         $ 39,771          $ 51,898         $ 71,216
  Commercial                                   50,797            57,997           61,953            65,567           75,073
Real estate construction                            -                 -              429               669            1,542
Commercial and industrial                       2,524             2,510            3,013             3,703            6,650
Consumer and other loans                       16,263            15,991           18,305            22,208           26,787
                                             --------          --------         --------          --------         --------
Total loans                                  $100,550          $109,656         $123,471          $144,045         $181,268
                                             ========          ========         ========          ========         ========

Ratios of loans to:
  Deposits                                        80%               84%              88%               92%             106%
  Assets                                          69%               71%              72%               76%              85%


The Bank's loan growth has been limited as a result of several factors. Beginning in the late 1980's adverse real estate market conditions and a rising interest rate environment in New England limited demand for new loans in the Bank's market area. The Bank began to experience significant asset quality problems and significant operating losses, resulting in a curtailment in loan volume as these problems began to be addressed. The Bank's ability to grow was further limited due to capital restraints imposed by the FDIC and the Maine Bureau of Banking under the Order to Cease and Desist. One requirement of the Order was that the Bank improve its Tier 1 capital to total assets ratio from the December 31, 1991 level of 4.42% to 6.0% by December 31, 1993. This requirement caused management to effect a strategy of selective balance sheet shrinkage, including a reduction in loan originations. Payoffs of loans also reduced loan balances as interest rates began to decline. Though the 6.0% Tier 1 capital to total assets level was achieved (6.24% at December 31, 1993), management's continued focus on improving overall asset quality, in conjunction with the pre- settlement uncertainties arising from the FDIC cross guaranty claim, and the post-settlement efforts to develop a plan for repaying the FDIC Note, resulted in new loan volume receiving less emphasis until mid-1995.

While the Bank's asset growth has been hampered in recent years as discussed above, the Company's pending recapitalization is expected to allow the Bank to focus on increasing its loan origination activities and pursuing a strategy of managed growth, with a particular focus on residential mortgage, commercial and industrial, and consumer loans.

See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Loans," which is incorporated herein by reference.

The following table sets forth the maturities of the loan portfolio by loan type as of December 31, 1995:

                                                                         After One
                                                          Within        But Within            After
(in thousands)                                          One Year        Five Years       Five Years             Total
- ----------------------------------------------------------------------------------------------------------------------
Real estate mortgage:
       Residential                                          $207            $1,071          $29,690           $30,968
       Commercial                                         10,460            21,619           19,383            51,462
Real estate construction                                       -                 -                -                 -
Commercial and industrial                                    440             1,223              548             2,211
Consumer and other                                            64             1,500           14,345            15,909
                                                     -----------         ---------         --------        ----------
Total loans                                              $11,171           $25,413          $63,966          $100,550
                                                         =======           =======          =======          ========

Loans maturing after one year with:
Fixed interest rate                                                         $5,462          $15,975           $21,437
Variable/adjustable interest rate                                           19,951           47,991            67,942
                                                                          --------         --------          --------
                                                                           $25,413          $63,966           $89,379
                                                                           =======          =======           =======

Loan Originations

Mortgage loans originated by the Bank are primarily secured by property located within its existing market area in Maine. The bank is an active residential mortgage lender. A significant percentage of loans originated are 1-4 family residential real estate loans, a large portion of which are sold in the secondary market on a servicing-retained basis. Most of the Bank's residential loans are originated using the Federal National Mortgage Association ("FNMA") underwriting guidelines.

In April 1995, the Bank hired a new senior officer responsible for branch administration and retail lending and commenced a focused effort to originate residential and consumer loans through its branch offices, several of which have since been re-staffed to support such efforts. While the Bank's newly focused origination strategy is still in its early stages, the Bank's residential and consumer loan originations have increased since mid-1995, as set forth below. While the Bank intends to continue its focus on residential and consumer lending in 1996, the level of such lending will depend upon a number of factors, including the level of interest rates and general economic conditions.

                                                                   For the Quarter Ended
                                             ------------------------------------------------------------------
(in thousands)                                 December 31,        September 30,     June 30,         March 31,
- ---------------------------------------------------------------------------------------------------------------
1995 originations (1) :
   Residential real estate                            $1,658           $1,563              $776             $171
   Consumer                                              930              583               625              250
                                                    --------         --------          --------           ------
       Total                                          $2,588           $2,146            $1,401            $ 421
                                                      ======           ======            ======            =====

1994 originations (1):
   Residential real estate                             $ 561            $ 439            $1,412           $2,309
   Consumer                                              356              404               837              219
                                                     -------          -------          --------           ------
       Total                                          $  917           $  843            $2,249           $2,528
                                                      ======           ======            ======           ======

(1) Includes refinancing of existing portfolio and off balance sheet serviced loans.

                                        7

The continued improvement in overall asset quality has also allowed the Bank to begin focusing more resources towards the generation of new commercial loans. The Bank expects to complete certain staffing changes early in 1996 that are intended to facilitate the Bank's goal of growth in commercial loan generation in 1996 and thereafter.

The commercial real estate mortgage portfolio of approximately $50.8 million at December 31, 1995, as compared to $58.0 million at December 31, 1994, includes loans secured by apartment buildings, mixed use commercial buildings, office buildings and other income-producing properties. Substantially all of these loans are secured by mortgages on properties located in Maine. The maturities are set forth in the above table.

At December 31, 1995 and 1994, commercial and industrial loans totaled $2.5 million. The Bank makes commercial and industrial loans secured by equipment and other corporate or personal assets, including accounts receivable, inventory, marketable securities and real estate. The terms and maturities of commercial loans are negotiated with the borrower, but generally the loans mature in seven years or less and bear interest at a fixed or adjustable rate.

Consumer loans originated by the Bank primarily include automobile, mobile home and boat loans, home improvement loans, loans secured by deposits, lines of credit secured by residential real estate and credit card agreements, subject to applicable provisions of Maine law and regulations, and student loans under the Maine Guaranteed Student Loan Program. The interest on student loans is partially subsidized, and a minimum of 98% of each loan is guaranteed by the federal government. As of December 31, 1995, the Bank had approximately $16.3 million in consumer loans, compared to $16.0 million as of December 31, 1994. All consumer loans originated are reviewed for creditworthiness, adequacy of collateral and the borrowers' ability to repay.

For information on Allowance for Loan Losses and Nonperforming Assets, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," which is incorporated herein by reference.

Secondary Market Activity

The Bank is active in secondary market transactions primarily through the sale of long-term, fixed-rate residential mortgage loans that it originates. The sale of these loans is intended to improve the interest rate sensitivity of the Bank's assets (consistent with the Bank's asset/liability policy), generate future fee income and provide additional funds for lending and liquidity. The Bank seeks to originate longer term fixed-rate mortgages only when commitments to sell these mortgages can readily be obtained. Due to interest rate fluctuations, it may periodically be necessary for the Bank to fill such commitments by selling mortgages having a higher or lower interest rate than the rate specified in the commitment. Such sales will be made at a premium or discount depending on the interest rate variation and will result in realized gains or losses to the Bank on the transaction.

The Bank is an approved seller and servicer by and for FNMA and the Maine State Housing Authority ("MSHA"). At December 31, 1995 and December 31, 1994, the Bank was servicing loans for others of $53.7 million and $57.0 million, respectively.

INVESTMENT ACTIVITIES

The Bank's investment portfolio is managed in accordance with a written investment policy adopted by the Board of Directors and reviewed on an annual basis. Under this policy, and in accordance with applicable provisions of the Bank Holding Company Act of 1956, as amended ("BHCA"), without the prior approval of the Federal Reserve Bank of Boston and the Board of Directors, the Company is prohibited from purchasing shares of any company if such purchase would cause the Company's existing ownership to equal or exceed 5% of such company's outstanding shares. The Company's investment policy provides that all investment purchases of equity securities initiated by the Bank must receive the advance approval of the Board's Investment Committee. The Company's investment portfolio is comprised primarily of U.S. government and agency obligations and miscellaneous other securities. For a summary of investments, see Item 8, "Financial Statements and Supplementary Data -- Notes B and D," which are incorporated herein by reference.

Effective January 1, 1994, with the implementation of Financial Accounting Standards Board ("FASB") Statement No. 115, investment securities classified as available for sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders' equity. Investment securities held to maturity are stated at cost adjusted for amortization of bond premiums and accretion of bond discounts. There was no effect to the Company's Financial Statements on January 1, 1994 as a result of implementing FASB Statement No. 115. During 1995, net unrealized gains (losses) on available for sale securities increased by $323,000 as compared to December 31, 1994. The net unrealized gains (losses) on these securities was $38,000 at December 31, 1995.

Since the adoption of FASB Statement No. 115, the Company's Investment Policy states that all securities purchased with an original maturity of over one year, other than mortgage backed securities originated by the Bank with current loan production, will be classified as available for sale. Securities purchased with an original maturity of one year or less, or callable U.S. government agency notes, will be considered held-to-maturity. Mortgage backed securities originated by the Bank with current loan production will be classified as trading securities.

SOURCES OF FUNDS

General

Deposits and advances from the Federal Home Loan Bank ("FHLB") of Boston are the principal sources of Coastal's funds for use in lending and for other general business purposes. Coastal's deposits are primarily derived from the areas where its banking offices are located. Coastal does not actively solicit deposits outside the State of Maine or use brokers to obtain deposits.

In addition to deposit accounts and advances, Coastal derives funds from loan repayments, sales of loans and returns on investments. Unscheduled loan repayments and scheduled amortization have been a substantial source of funds, while deposit inflows and outflows are significantly influenced by general interest rates, money market and general economic conditions. Subject to the limitations described under "Borrowings", FHLB advances may be used on a short-term basis to compensate for reductions in normal sources of funds such as deposit inflows at less than projected levels. The Bank has also been authorized for access to the discount window of the Federal Reserve Bank in its District; however, to date this borrowing source has not been used. See "Regulation -- Federal Reserve System" concerning limitations on a Federal Reserve Bank's ability to lend to undercapitalized institutions.

Deposits

The Bank has a wide variety of deposit programs designed to attract both short-term and long-term deposits from the general public, primarily from consumers and businesses. These programs include interest bearing and non-interest bearing checking accounts, savings accounts, certificates of deposit, jumbo certificates of deposit and individual retirement accounts. Deposits at the Bank are federally insured by the BIF, which is administered by the FDIC.

The Bank's deposit growth has been limited in large part by the same factors discussed under "Lending Activities" above, including the Bank's prior strategy of selectively shrinking the balance sheet. The following table sets forth the Company's deposit balances at the dates indicated:

                                                                               December 31,
                                                       ------------------------------------------------------------
(in thousands)                                            1995         1994         1993         1992          1991
- -------------------------------------------------------------------------------------------------------------------
Noninterest bearing
     demand deposits                                    $5,128       $5,425       $5,871       $7,217        $7,900
Interest bearing
     demand deposits                                    15,741       17,300       18,470       18,813        16,472
Savings and escrow deposits                             42,020       48,205       53,655       55,581        52,994
Time deposits                                           62,776       59,107       62,591       74,707        93,017
                                                    ----------   ----------   ----------   ----------    ----------
     Total                                            $125,665     $130,037     $140,587     $156,318      $170,383
                                                      ========     ========     ========     ========      ========

Beginning in early 1995, while the Company evaluated various alternatives for repaying the FDIC Note, management implemented a strategy designed to stabilize deposit levels. As a result, total deposits were relatively unchanged at December 31, 1995 equaling $125.7 million, as compared to the January 31, 1995 level of $126.7 million.

On February 22, 1996, the Bank entered into an agreement to sell its Kezar Falls branch to Maine Bank & Trust Company. Included in the sale are all of the branch's deposits (totaling approximately $9.9 million at December 31, 1995), the real estate and certain of the furniture, fixtures and equipment of the branch. The agreement between the Bank and Maine Bank & Trust Company is expected to be consummated during the second quarter of 1996, subject to the receipt of appropriate regulatory approvals.

The mix of the Bank's deposits has varied from year to year, with higher cost time deposits increasing in 1995 as a percentage of the Bank's total deposits. This trend is largely reflective of an industry-wide trend, reflecting the continuing impact of deregulation on the banking industry, as well as increased competition for funds from nonbank competitors, including money market and stock mutual funds.

At December 31, 1995, 1994 and 1993, Coastal's deposits consisted of the following:

                                                                      December 31,
                                    -------------------------------------------------------------------------------
                                                   1995                     1994                     1993
                                    -------------------------------------------------------------------------------
                                          Average      Average      Average      Average      Average       Average
(dollars in thousands)                     Amount         Rate       Amount         Rate       Amount          Rate
- -------------------------------------------------------------------------------------------------------------------
Noninterest bearing
     demand deposits                    $   4,973            -    $   5,798            -       $6,132             -
Interest bearing
     demand deposits                       15,958         2.24%      17,749         2.27%      12,375          2.16%
Savings deposits                           44,201         2.91       51,162         2.74       60,580          2.92
Time deposits                              61,344         5.43       60,930         4.60       68,288          4.96
                                        ---------                 ---------                 ---------
     Total                               $126,476                  $135,639                  $147,375
                                         ========                  ========                  ========

At December 31, 1995, jumbo certificates of deposit maturities and weighted average interest rates were as follows:
                                             Balance      Weighted Average
Maturities (in months)                (In thousands)         Interest Rate
- -----------------------------------------------------------------------------

3 months or less                                $438                  5.50%
over 3 - 6                                       101                  5.25
over 6 - 12                                      432                  5.89
over 12                                          738                  6.40
                                            --------
     Total                                    $1,709                  5.66%
                                              ======

As of December 31, 1995, Coastal had no brokered deposits as these deposits all matured in 1993.

Borrowings

The Bank has used FHLB advances in the past to expand its lending and investment activities and to enhance the Bank's mix of rate-sensitive assets and liabilities, e.g., to extend maturities or to improve liquidity. The following table sets forth the amount of the Company's borrowed funds at the dates indicated:

                                                December 31,
                                -----------------------------------------
(in thousands)                    1995             1994              1993
- -------------------------------------------------------------------------

FHLB advances                   $6,000          $12,612           $18,108
FDIC Note (1)                    9,000            9,000                 -
                             ---------        ---------      ------------
                               $15,000          $21,612           $18,108
                               =======          =======           =======

(1) The FDIC Note bears interest at a rate of 5% from January 31, 1995 to January 31, 1996 and 6.5% from February 1, 1996 to January 31, 1997, subject to certain exceptions. See Item 8, "Financial Statements and Supplementary Data -- Note A."



At December 31, 1995, the Bank had outstanding $6.0 million in borrowings with a weighted average interest rate of 5.77% from the FHLB of Boston, maturing as follows:

                                     Amount Maturing
         Due Date                     (in thousands)             Interest Rate
         ----------------------------------------------------------------------

         July 1997                            $2,000                      6.06%
         January 1998                          2,000                      5.92
         March 1998                            2,000                      5.32
                                             -------
                                              $6,000

The following table sets forth information regarding the weighted average interest expense at December 31 and the highest month end balances of the Bank's total borrowings:


(in thousands)                                   1995         1994       1993
- -----------------------------------------------------------------------------

Weighted average interest expenses of
    total borrowings                            5.37%        7.28%      8.08%
Highest month end balance of
    total borrowings                          $10,412      $18,108    $24,684


Under applicable FHLB regulations, member banks are required to maintain at all times an amount of qualified collateral that is at least sufficient to satisfy the collateral maintenance level. The collateral maintenance level for a member bank is the aggregate amount of collateral that, based on certain percentages of book value, market value or unpaid principal, has a value equal to the aggregate amount of the member bank's outstanding advances. Depending on the ratio of tangible capital to assets as defined by the FHLB and certain other factors, each member bank is assigned by the FHLB to one of three collateral status groups:

         (i) Blanket Lien Status - tangible capital of 4.5% or more of assets;
         (ii) Listing/Segregation Status - tangible capital below 4.5% of assets; and
         (iii) Delivery (Possession) Status - tangible capital below 3.5% of assets.

Although its tangible capital is above 3.5% of assets, Coastal is in delivery status. Because of the potential contingent liability of affiliated institutions within a holding company structure, the FHLB closely reviews the financial condition of a member bank's parent company. If a member bank's parent holding company has a low tangible capital ratio or is experiencing substantial financial problems, the member bank may be assigned to listing or delivery status. In connection with the waiver and release of the FDIC cross guaranty claim, the Bank requested the removal of the foregoing restrictions imposed by the FHLB. On May 1, 1995, the Bank received a letter from the FHLB stating that it would lengthen the maturity restriction on new fixed term and fixed rate advances from six months to one year.

The Bank also has been approved by the Federal Reserve Bank of Boston to obtain liquidity from its discount window. No funds have been, or are anticipated to be, obtained from this source.

The Bank estimates that it has approximately $20 million ($7.2 million with the FHLB and $12.8 million with the Federal Reserve Bank of Boston) in additional short-term borrowing capacity as of December 31, 1995. This amount fluctuates based on qualified collateral.

For additional information on Borrowings, see Item 8, "Financial Statements and Supplementary Data -- Note I," incorporated herein by reference.


EMPLOYEES

As of December 31, 1995, the Company and its subsidiary had 65 full-time equivalent employees.

COMPETITION

The Bank is a full service savings bank with eight banking offices which are located in the communities of Brunswick, Freeport, Kennebunk, Kezar Falls, Saco, Topsham and Westbrook. Competition among financial institutions in the Bank's market area is intense and the Bank competes in obtaining funds and in making loans with other state and national banks, savings and loan associations, consumer financial companies, credit unions, money market mutual funds, and other financial institutions which have far greater financial resources than those available to the Bank. At June 30, 1995 a total of approximately 46% of deposits in Maine was held by three large financial institutions, two of which are wholly owned subsidiaries of superregional bank holding companies with assets in excess of $50.0 billion and one of which is a Maine-based savings bank with assets in excess of $2.0 billion. Competition among financial institutions is based upon interest rates and other credit and service charges, the quality of services rendered, the convenience of banking facilities and in the case of loans to larger commercial borrowers, relative lending limits.


REGULATION

Federal Bank Holding Company Regulation

The Company is subject to regulation under the BHCA and is required to file with the Federal Reserve annual reports and such additional information as the Federal Reserve may require pursuant to the BHCA. The Federal Reserve may conduct examinations of the Company and its subsidiary.

Under the BHCA, Federal Reserve approval is required for any action which causes a bank or other company to become a bank holding company and for any action which causes a bank to become a subsidiary of a bank holding company. A bank holding company must obtain Federal Reserve approval before it acquires direct or indirect ownership or control of any voting shares of any bank if, after such acquisition, it will own or control directly or indirectly more than 5% of the voting stock of such bank unless it already owns a majority of the voting stock of such bank. Federal Reserve approval also must be obtained before a bank holding company acquires all or substantially all of the assets of a bank or merges or consolidates with another bank holding company. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "IBBEA") authorized the acquisition of banks in any state by bank holding companies, subject to compliance with federal and state antitrust laws, the Community Reinvestment Act (the "CRA") and specific deposit concentration limits. The IBBEA removes most state law barriers to interstate acquisitions of banks and ultimately will permit multi-state banking operations to merge into a single bank.

A bank holding company is prohibited, except in certain statutorily-prescribed instances, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or furnishing services to its subsidiaries. A bank holding company may, however, subject to the approval of the Federal Reserve, engage in, or acquire shares of companies engaged in, activities which are deemed by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

Under the Change in Bank Control Act, persons who intend to acquire control of a bank holding company, acting directly or indirectly, or through or in concert with one or more persons, generally must give 60 days prior written notice to the Federal Reserve. "Control" exists when the acquiring party directly or indirectly has voting control of at least 25% of the bank holding company's voting securities or the power to direct the management or policies of such company. Under Federal Reserve regulations, a rebuttable presumption of control arises with respect to an acquisition where, after the transaction, the acquiring party has ownership, control or the power to vote at least 10% (but less than 25%) of any class of the company's voting securities if (i) the company has securities registered under Section 12 of the Securities Exchange Act of 1934 or (ii) immediately after the transaction no other person will own a greater proportion of that class of voting securities. The Federal Reserve may disapprove the proposed acquisition on certain specified grounds.

As a bank holding company, the Company is subject to capital adequacy guidelines of the Federal Reserve. The guidelines apply on a consolidated basis to bank holding companies with consolidated assets of $150 million or more. For bank holding companies which have less than $150 million in consolidated assets, as did the Company for each of the quarters ended March 31, 1995, June 30, 1995, September 30, 1995 and December 31, 1995, the guidelines are applied on a bank-only basis (as opposed to a consolidated basis) unless (i) the parent bank holding company is engaged in nonbank activity involving significant leverage or
(ii) the parent company has a significant amount of debt that is held by the general public. The Federal Reserve capital adequacy guidelines provide that "debt held by the general public" is debt held by parties other than financial institutions, officers, directors, and controlling stockholders of the banking organization or their related interests. The FDIC Note is not considered to be "debt held by the general public" for purposes of such capital guidelines.

A bank holding company's ability to pay dividends and expand business through the acquisition of new banking subsidiaries can be restricted if its capital falls below levels established by these guidelines. In addition, any bank holding company whose capital falls below specified levels can be required to implement a plan to increase capital.

The Federal Reserve's capital adequacy guidelines provide for three types of capital: tier 1 capital (or core capital), tier 2 capital (or supplementary capital) and total capital. Tier 1 capital generally includes common stockholders' equity, qualifying noncumulative perpetual preferred stock and related surplus, qualifying cumulative perpetual preferred stock and related surplus (limited to a maximum of 25% of tier 1 elements) and minority interest in the equity accounts of consolidated subsidiaries. Goodwill and most types of intangible assets are required to be deducted from tier 1 capital. The only types of intangible assets that may be included in a bank holding company's capital are readily marketable purchased mortgage servicing rights and purchased credit-card relationships, provided that the total amount of these assets included in capital may not exceed 50% of tier 1 capital elements. Purchased credit-card relationships are subject to a separate sublimit of 25% of tier 1 capital elements. The amount of purchased mortgage servicing rights and purchased credit-card relationships that a bank holding company may include in capital, subject to the aggregate limitations described above, is limited to the lesser of (i) 90% of their fair market value or (ii) 100% of their book value. Tier 2 capital generally includes allowances for loan and lease losses (limited to 1.25% of risk-weighted assets), most perpetual preferred stock and any related surplus, certain hybrid capital instruments, perpetual debt and mandatory convertible securities and certain intermediate-term preferred stock and subordinated debt instruments (subject to a maximum of 50% of tier 1 capital excluding goodwill, but phased-out as the instrument matures). Total capital generally includes tier 1 capital, plus qualifying tier 2 capital, minus investments in unconsolidated subsidiaries, reciprocal holdings of bank holding company capital securities and other deductions as may be determined by the Federal Reserve.

Under current Federal Reserve capital adequacy guidelines, bank holding companies generally must maintain a ratio of tier 1 capital to qualifying total consolidated assets of 4.0% to 5.0%. The minimum ratio is 3.0% for the most highly rated bank holding companies or banks. The Federal Reserve's capital adequacy guidelines also require bank holding companies to maintain a minimum ratio of qualifying total capital to risk-weighted assets of 8.0%, including a minimum ratio of tier 1 capital to risk-weighted assets of 4.0%. The maximum amount of tier 2 or supplementary capital elements that qualify as total capital is limited to 100% of tier 1 capital, net of goodwill. A bank holding company's risk-weighted assets are determined by multiplying the balance sheet amount by a specified risk-weight determined by the Federal Reserve in accordance with the relative risk level of the asset. Off-balance sheet items, such as standby letters of credit, are converted to an on-balance sheet credit equivalent amount by multiplying the face amount of the off-balance sheet item by a credit conversion factor determined by the Federal Reserve.

On a bank-only basis, the Company's ratios of tier 1 capital to total assets, tier 1 capital to total risk- weighted assets, and total capital to risk-weighted assets of 9.19%, 14.32%, and 15.59%, respectively, at December 31, 1995 were in compliance with such guidelines.

The Federal Reserve has proposed to modify its risk-based capital adequacy guidelines to take into account interest-rate risk. The interest-rate risk proposal would attempt to estimate the effect that changes in market interest rates might have on the net economic value of an institution. An institution with interest-rate risk exposure in excess of an as yet to be determined threshold level would be required to allocate additional capital equal to the dollar amount of the estimated change in its net economic value that is in excess of that level. The FDIC has proposed similar changes to its risk- based capital guidelines that will apply to the Bank. The foregoing proposals may have the effect of requiring the Company and the Bank to maintain increased capital.

The Federal Reserve also is empowered to initiate cease and desist proceedings and other supervisory actions for any violation of the BHCA and the regulations, orders and notices issued by the Federal Reserve thereunder. Under Federal Reserve regulations, banks and bank holding companies which do not meet minimum capital requirements are considered undercapitalized. Undercapitalized bank holding companies are required to submit an acceptable plan for achieving capital adequacy and are subject to appropriate enforcement actions by the Federal Reserve.

In March 1988, the Company entered into a Memorandum of Understanding with the Federal Reserve Bank of Boston which provided, among other things, for the formulation of plans and policies concerning capital adequacy, funds management, the Company's management information system and the adoption of a written dividend policy consistent with Federal Reserve policies regarding the payment of cash dividends by bank holding companies. Management addressed these matters by developing plans and policies which were submitted to the Federal Reserve in 1988, and updated such plans and policies in 1992 and 1995. Effective March 13, 1995, the Federal Reserve Bank of Boston terminated the Memorandum of Understanding.

Maine Bank Holding Company Regulation

Maine state law regulates bank holding companies. The state law is designed to conform with the registration, application and reporting requirements of the BHCA to the maximum extent feasible. As a holding company, the Company must register with the Maine Superintendent of Banking, and must notify the Maine Superintendent of Banking whenever any person or company directly or indirectly acquires control of 5% or more of the Company's stock or whenever there is a "material" change in the ownership of the Company. If 5% or more of the stock in the Company is acquired by a financial institution or by a financial institution holding company, the Superintendent must approve that acquisition. Similarly, other transactions require advance approval by the Superintendent including, among other things, the acquisition of control of the Company or the Bank, the acquisition by the Company or the Bank of 5% or more of the stock of another financial institution and the engagement of the Company, Bank or a subsidiary in an activity closely related to banking.

In February 1996, the Maine legislature amended Maine's Banking Code to permit interstate branching in accordance with the IBBEA. Among other things, the amendments prohibit the operation of deposit production offices, establish a limit on the amount of deposits that may be acquired through merger or acquisition and impose reporting requirements necessary to monitor compliance. The amendments also permit the establishment of de novo branches in Maine on a reciprocal basis.

At the state level, the Maine Bureau of Banking regulates the Bank's internal organization and its permissible activities. Under Maine law, in addition to taking deposits and making loans, savings banks, like the Bank, are permitted to engage in real estate investments and investments in securities. The Bank must maintain capital in accordance with rules adopted by the Superintendent of Banking. By law, these capital rules may be no less stringent than the capital requirements imposed by federal banking regulators on federally chartered institutions. The stock held by the Company in the Bank is assessable. If the Bank's capital becomes impaired, the Superintendent may order the Board of Directors to restore the deficiency.

Bank Regulation

As a BIF-insured savings bank, the Bank is subject to regulation, supervision and examination by the FDIC. The Bank also is subject to regulation, supervision and examination by the Maine Bureau of Banking.

The Maine Bureau of Banking administers the Maine statutes which regulate the Bank's internal organization as well as its deposit, lending and investment activities. The approval of the Maine Bureau of Banking is required for changes in the Bank's articles of incorporation, bylaws, branch offices and major transactions. The Maine Bureau of Banking conducts periodic examinations of the Bank as part of its supervision. Many of the areas regulated by the Maine Bureau of Banking, including location of branch offices, acquisitions of other financial institutions and mergers, are subject to similar regulation by the FDIC.

As a BIF-insured savings bank, the Bank is subject to certain FDIC requirements designed to maintain the safety and soundness of individual banks and the banking system. The FDIC has prescribed safety and soundness guidelines relating to (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate exposure; (v) asset growth; and (vi) compensation and benefit standards for officers, directors, employees and principal stockholders. Such guidelines impose standards based upon an institution's asset quality and earnings. The guidelines are intended to set out standards that the agencies will use to identify and address problems at institutions before capital becomes impaired. Institutions are required to establish and maintain a system to identify problem assets and prevent deterioration of those assets in a manner commensurate with its size and the nature and scope of its operations. Furthermore, institutions must establish and maintain a system to evaluate and monitor earnings and ensure that earnings are sufficient to maintain adequate capital and reserves in a manner commensurate with their size and the nature and scope of their operation.

Under the guidelines, an institution not meeting one or more of the safety and soundness guidelines is required to file a compliance plan with the FDIC. In the event that an institution, such as the Bank, were to fail to submit an acceptable compliance plan or fail in any material respect to implement an accepted compliance plan within the time allowed by the FDIC, the institution would be required to correct the deficiency and the appropriate federal agency would also be authorized to: (i) restrict asset growth; (ii) require the institution to increase its ratio of tangible equity to assets; (iii) restrict the rates of interest that the institution may pay; or (iv) take any other action that would better carry out the purpose of the corrective action. The Bank believes it was in compliance with all such guidelines as of December 31, 1995.

The FDIC periodically conducts examinations of insured institutions and, based upon evaluations, may revalue assets of an insured institution and require establishment of specific reserves in amounts equal to the difference between such revaluation and the book value of the assets.

The FDIC also has adopted minimum capital adequacy regulations. Although there are some differences between the capital adequacy guidelines adopted by the Federal Reserve and the FDIC, the primary elements of each are generally identical. Under the minimum leverage-based capital requirement adopted by the FDIC, insured state nonmember banks must maintain a ratio of Tier 1 capital to total assets of at least 3% to 5% depending on the CAMEL rating of the Bank.

Under such regulations, state nonmember banks must maintain a minimum ratio of qualifying total capital to risk-weighted assets of 8.0%, including a minimum ratio of Tier 1 capital to risk-weighted assets of 4.0%. At December 31, 1995, the Bank had a ratio of qualifying total capital to risk- weighted assets of 15.59% and a ratio of Tier 1 capital to risk-weighted assets of 14.32%. The FDIC has proposed to amend its risk-based capital standards to ensure that those standards provide adequately for interest-rate risk in a manner similar to that proposed by the Federal Reserve. See "Business -- Regulation -- Federal Bank Holding Company Regulation."

Capital requirements higher than the generally applicable minimum requirements may be established for a particular bank if the FDIC determines that the bank's capital is, or may become, inadequate in view of its particular circumstances. Individual minimum capital requirements may be appropriate where the bank is receiving special supervisory attention, has a high degree of exposure to interest rate risk or poses other safety and soundness concerns.

The FDIC adopted prompt corrective action regulations ("PCA regulations"). Under the PCA regulations, insured institutions will be considered (i) "well capitalized" if the institution has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a leverage ratio of 5% or greater (provided that the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specified capital level for any capital measure), (ii) "adequately capitalized" if the institution has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater and a leverage ratio of 4% or greater (3% or greater if the institution is rated composite 1 in its most recent report of examination and is not experiencing or anticipating significant growth), (iii) "undercapitalized" if the institution has a total risk-based capital ratio that is less than 8%, or a Tier 1 risk-based ratio of less than 4% or greater and has a leverage ratio that is less than 4% (3% if the institution is rated composite CAMEL 1 in its most recent report of examination and is not experiencing or anticipating significant growth), (iv) "significantly undercapitalized" if the institution has a total risk-based capital ratio that is less than 6%, a Tier 1 capital risk-based capital to total adjusted assets that is less than 3% or a leverage ratio to adjusted total assets that is less than 3% and (v) "critically undercapitalized" if the institution has a ratio of tangible equity to total assets that is less than or equal to 2%. At December 31, 1995, the Bank was classified as an "adequately capitalized" institution.

Any insured depository institution that falls below the minimum capital standards must submit a capital restoration plan. Under the PCA regulations, undercapitalized institutions are precluded from increasing their assets, acquiring other institutions, establishing additional branches or engaging in new lines of business without an approved capital plan and an agency determination that such actions are consistent with the plan. Any insured institution is prohibited from making a capital distribution if, after making the distribution, the institution would be undercapitalized, except in limited circumstances approved by the FDIC. Insured depository institutions that are significantly undercapitalized may be required to take one or more of the following actions: (i) raise additional capital so that the institution will be adequately capitalized, (ii) be acquired by, or combined with, another institution if grounds exist for appointing a receiver, (iii) refrain from affiliate transactions, (iv) limit the amount of interest paid on deposits to the prevailing rates of interest in the region where the institution is located,
(v) further restrict asset growth, (vi) hold a new election for directors, dismiss any director or senior executive officer who held office for more than 180 days immediately before the institution became undercapitalized or employ qualified senior executive officers, (vii) stop accepting deposits from correspondent depository institutions and (viii) divest or liquidate any subsidiary which the appropriate federal banking agency determines poses a significant risk to the institution. Any company which controls a significantly undercapitalized depository institution may be required to: (i) divest or liquidate any affiliate other than an insured depository institution, (ii) divest the institution if the appropriate federal banking agency determines that divestiture would improve the institution's financial condition and future prospects and (iii) if such company is a bank holding company, refrain from making any capital distributions without the prior approval of the Federal Reserve.

Critically undercapitalized institutions are subject to additional restrictions. No later than 90 days after an insured depository institution becomes critically undercapitalized, the appropriate federal banking agency is required to appoint a receiver (or, with the concurrence of the FDIC, a conservator) for the institution, unless the appropriate federal banking agency determines, with the concurrence of the FDIC, that other action would better achieve the purposes of FDIA. The appropriate federal banking agency must make periodic redeterminations that the alternative action continues to be justified no less frequently than every 90 days. The appropriate federal banking agency is required to appoint a receiver if the institution remains critically undercapitalized nine months later, unless the institution is in compliance with an approved capital plan and the applicable federal banking agency and the FDIC certify that the institution is viable.

The FDIA also requires any company that has control of an undercapitalized depository institution, in connection with the submission of a capital restoration plan by the institution, to guarantee that the institution will comply with the plan and provide appropriate assurances of performance. The aggregate liability of any such controlling company under such guaranty is limited to the lesser of (i) 5% of the institution's assets at the time it became undercapitalized or (ii) the amount necessary to bring the institution into capital compliance at the time it fails to comply with the terms of its capital plan. If the Bank is classified as undercapitalized, the Company may be required to guarantee performance of any capital plan required to be submitted under the FDIA.

An insured state bank, such as the Bank, may not engage as principal in any activity that is not permissible for a national bank, unless the FDIC has determined that the activity would pose no significant risk to the BIF and the state bank is in compliance with applicable capital standards. Activities of subsidiaries of insured state banks are similarly restricted to those activities permissible for subsidiaries of national banks, unless the FDIC has determined that the activity would pose no significant risk to the BIF and the state bank is in compliance with applicable capital standards. The FDIA also provides that, except for subsidiaries of which the insured state bank is a majority owner and except for certain investments in qualified housing projects, an insured state bank may not, directly or indirectly, acquire or retain any equity investment of a type that is not permissible for a national bank. Insured state banks are required to divest any equity investment the retention of which is not permissible as quickly as can be prudently done, but in no event later than December 9, 1996. Notwithstanding the foregoing, an insured state bank may, to the extent permitted by the FDIC, acquire and retain ownership of common or preferred stock listed on a national securities exchange, provided that the insured state bank made or maintained an investment in such securities during the period beginning on September 30, 1990 and ending on November 26, 1991 and provided further that the aggregate amount of the investment does not exceed 100% of the bank's capital. This exception would cease to apply with respect to any insured state bank upon any change in control of such bank or any conversion of the charter of such bank. Determinations under these provisions by the FDIC must be made by regulation or order. The Bank believes that its activities as presently conducted conform to those permissible for national banks, except for approximately $125,000 of certain other investments of the Bank at December 31, 1995 which the Bank intends to sell pursuant to a divestiture plan.

Transactions between the Bank and its affiliates, are subject to Sections 23A and 23B of the Federal Reserve Act. For purposes of these sections, the term "affiliate" with respect to the Bank refers to the Company. A transaction is deemed to be one with an affiliate if the proceeds of the transaction are transferred to, or used for the benefit of, an affiliate. Under sections 23A and 23B, transactions between banks and their affiliates are generally limited in the following ways: First, the aggregate amount of all "covered transactions" (which include, among other things, loans or other extensions of credit to or on behalf of an affiliate, purchases of assets from an affiliate or investments in the securities of an affiliate) between a bank (and its subsidiaries) and any one affiliate may not exceed 10% of the capital stock and surplus of the bank, and the aggregate amount of covered transactions between a bank (and its subsidiaries) and all affiliates may not exceed 20% of the capital stock and surplus of the bank. Second, any loan or extension of credit to, or guarantee, acceptance or letter of credit issued on behalf of an affiliate by a bank or any of its subsidiaries must at all times be secured by collateral having a market value equal to from 100% to 130% of the outstanding balance of the extension of credit, depending upon the nature of the collateral. Third, neither low quality assets or securities issued by an affiliate may be accepted by a bank as collateral for an extension of credit issued to or on behalf of any affiliate. Fourth, a bank and its subsidiaries are prohibited from purchasing a low-quality asset from an affiliate unless the bank or any such subsidiary, pursuant to an independent credit evaluation, committed itself to purchase the asset prior to the time the asset was acquired by the affiliate.

Transactions between a bank and its subsidiaries or affiliates generally must be on terms and conditions, including credit standards, that are substantially the same or at least as favorable to the bank or its subsidiary as those prevailing at the time for comparable transactions with or involving unaffiliated parties or, in the absence of comparable transactions, on terms or under circumstances, including credit standards, that in good faith would be offered or would apply to unaffiliated parties. Section 23B imposes additional restrictions on the ability of a bank and its subsidiaries (i) when acting in a fiduciary capacity, to purchase securities or assets from an affiliate, and (ii) whether acting as principal or fiduciary, to purchase or acquire, during the existence of any underwriting or selling syndicate, any security if a principal underwriter of the security is an affiliate of the bank. Finally, neither a bank nor any of its subsidiaries or affiliates may publish an advertisement or enter into any agreement stating or suggesting that the bank is in any way responsible for the obligations of its affiliates.

Insurance of Deposits

The Bank's deposit accounts are insured by the Bank Insurance Fund of the Federal Deposit Insurance Corporation. The Bank is required to pay quarterly insurance premiums on semiannual assessments for FDIC insurance.

The FDIC implemented a risk-based deposit insurance assessment system. Deposit insurance assessment rates are currently within a range of $0.00 to $0.27 per $100 of insured deposits, depending on the assessment risk classification assigned to each institution. The FDIC places each institution into one of nine assessment risk classifications based on the institution's capital and supervisory classification. Adequately capitalized banks, such as the Bank, are subject to BIF assessment rates within a range of $0.03 to $0.24 per $100 of insured deposits, depending on the supervisory subgroup to which the bank is assigned by the FDIC. The FDIC sets assessment rates at a level sufficient to maintain the BIF's reserve ratio to 1.25% of insured deposits. The FDIC is authorized to establish a higher reserve ratio and to impose special assessments to pay for the costs of authorized borrowings. The FDIC considers BIF revenue and expense levels, the BIF reserve ratio and BIF borrowings in establishing assessment rate ranges.

In August 1995, the FDIC determined that the BIF had achieved its designated reserve ratio and lowered BIF deposit insurance premium rates for all but the riskiest institutions. Effective January 1, 1996, BIF deposit insurance premiums for adequately capitalized banks were set at $0.00 to $0.27 per $100 of insured deposits per year, depending upon an institution's supervisory rating. The deposit insurance premiums imposed by the FDIC are subject to change.

FDIC insurance of deposits may be terminated by the FDIC, after notice and hearing, upon a finding by the FDIC that the insured bank has engaged or is engaging in unsafe or unsound practices, or is in an unsafe or unsound condition to continue operations as an insured bank, or has violated any applicable law, regulation, rule or order of, or condition imposed on the FDIC. Additionally, if insurance termination proceedings are initiated against a bank, the FDIC may temporarily suspend insurance on new deposits received by the institution under certain circumstances.

BIF insured banks, such as the Bank, and savings institutions insured through the Savings Association Insurance Fund ("SAIF") may merge, consolidate or engage in asset transfer and liability assumption transactions. The resulting institution may continue to be subject to BIF and SAIF assessments in relation to that portion of its combined deposit base which is attributable to the deposit base of its respective predecessor BIF and SAIF institutions or may apply to the FDIC to convert all of its deposits to either insurance fund upon payment of the then applicable entrance and exit fees for each fund.

Under the Community Reinvestment Act (the "CRA") and the implementing FDIC regulations, which were amended in 1995 to provide for a performance-based evaluation system, a savings institution has a continuing and affirmative obligation to help meet the credit needs of its local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of the institution. The CRA requires the board of directors of savings institutions, such as the Bank, to adopt a CRA statement for each assessment area that, among other things, describes its efforts to help meet the community credit needs and the specific types of credit that the institution is willing to extend. In connection with its examination of a savings institution, the FDIC is required to take into account the institution's record of meeting the credit needs of its community in determining whether to grant approval for certain types of applications including mergers and acquisitions. The Bank's CRA rating is satisfactory as of the last examination.

Federal Home Loan Bank System

The Bank is a member of the FHLB of Boston, one of the 12 regional banks of the FHLB System. The FHLB System provides a central credit facility for member institutions. The Bank, as a member of the FHLB of Boston, is required to own shares of capital stock in the FHLB of Boston in an amount at least equal to the greater of 1% of the aggregate principal amount of unpaid residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its advances (borrowings) from the FHLB of Boston, whichever is greater. The Bank was in compliance with this requirement with an investment at December 31, 1995 of $1.3 million.

Under applicable regulations, member banks are required to maintain at all times an amount of qualified collateral that is at least sufficient to satisfy the collateral maintenance level established by the FHLB. See "Business -- Sources of Funds -- Borrowings."

Federal Reserve System

The Federal Reserve has adopted regulations that require insured depository institutions to maintain nonearning reserves against their transaction accounts (primarily NOW and regular checking accounts) and nonpersonal time deposits (those which are transferable or held by a person other than a natural person) with an original maturity of less than 18 months. At December 31, 1995, the Bank was in compliance with these requirements.

The Bank also has the ability to borrow from the Federal Reserve Bank of Boston "discount window." The FDIA places limitations upon the ability of the Federal Reserve Bank of Boston to extend advances to undercapitalized and critically undercapitalized depository institutions. The FDIA provides that a Federal Reserve Bank generally may not have advances outstanding to an undercapitalized institution for more than 60 days in any 120-day period. Under FDIA, the Federal Reserve Bank of Boston will be liable for a portion of any excess losses incurred by the FDIC with respect to an institution that receives Federal Reserve Bank of Boston advances after becoming critically undercapitalized.

TAXATION

Federal

The Company files a consolidated federal income tax return with the Bank using the accrual method of accounting.

Internal Revenue Service ("IRS") guidance dealing with the tax consequences of federal financial assistance (e.g., cash) provided by the FDIC requires all federal financial assistance provided to an acquiring bank to be taxable to the bank that has been seized. Accordingly, all federal financial assistance provided to the acquiror of Suffield Bank's assets and liabilities may be taxable income included in the consolidated federal income tax return of the Company. This income may generally be offset by tax losses resulting from the sale of assets sold by the FDIC. Although management has been informed by the FDIC that there will be no net taxable income resulting from seizure of Suffield Bank, management has not been able to obtain written confirmation from the FDIC at this time. Accordingly, income taxes disclosed in the Consolidated Financial Statements do not take into account adjustments, if any, which may result from the seizure of Suffield Bank.

In 1990, Coastal Bancorp and its subsidiaries carried back their share of the consolidated net operating losses of the Suffield Financial Corporation and subsidiaries group to the years 1984, 1985 and 1986. Tentative tax refunds in the amount of $926,000 were paid to the Bank as a result of this carryback. In 1989 and 1990, Suffield Financial Corporation and Suffield Bank also carried back their share of the net operating losses of the group. A portion of the 1990 losses was carried back to the 1986 taxable year of the Suffield group as it existed before the acquisition of Coastal Bancorp and the Bank (the "Old Suffield Group") and resulted in a tentative refund of $1,973,000 and a portion of the 1989 losses was carried back to the years 1979 through 1985 of the Old Suffield Group and resulted in tentative refunds of $1,279,000.

All refunds in excess of $1.0 million must be approved by the Joint Committee on Taxation of the U.S. Congress. The IRS has reviewed and approved the refund claims and has forwarded the case to the Joint Committee on Taxation in Washington, D.C. with a recommendation that the refunds be approved as made. The final approval of the Joint Committee on Taxation is expected as early as the third quarter of 1996. If the Joint Committee on Taxation were to conclude that the losses were not eligible for the ten-year carryback, the Bank would be liable for the repayment of $926,000 of refunds plus interest and would increase its net operating loss carryforwards by $2.4 million. The Bank also believes that the requirements have been satisfied with respect to the carryback of 1989 and 1990 losses by Suffield Financial Corporation and Suffield Bank under the ten-year rule. In any event, none of the Company, Coastal Bancorp or the Bank were members of the Old Suffield Group in the above carryback years. Consequently, the Bank believes that in accordance with the consolidated return regulations, the Company, Coastal Bancorp or the Bank would not be liable for the repayment of any refunds generated by carryback to the Old Suffield Group.

The federal income tax returns of the Company have been examined and audited or closed without audit by the IRS for tax years through 1988 and such years are not subject to further IRS audit except with respect to carrybacks to those years.

State

The State of Maine imposes income and franchise taxes on financial institutions such as the Bank equal to 1% of Maine net income and $0.08 per $1,000 of the Bank's year-end assets, respectively. Maine net income equals the Bank's net income or loss as reported on its federal income tax return. The Maine franchise tax may be reduced by a credit in the event of a book net operating loss for a particular taxable year. The credit equals the book net operating loss multiplied by the franchise tax rate and may be carried forward for up to five years. The Maine income and franchise taxes are deductible in determining federal taxable income.

ITEM 2.  PROPERTIES.

The Company primarily utilizes the premises, equipment and furniture of the Bank without direct payment of any rental or other fees to the Bank. The Bank's executive offices and operations center is located at 36 Thomas Drive, Westbrook, Maine. The Bank currently maintains eight branches as listed below.

Location                   Address                                Leased/Owned               Lease Expiration
- --------                   -------                                ------------               ----------------
Brunswick                  83 Main Street                         Owned                      n/a
                           Brunswick, ME

Brunswick                  14 Gurnet Road                         Owned                      n/a
                           Brunswick, ME

Topsham                    Topsham Fair Mall                      Building Owned             n/a
                           Route 196                              Land Leased                June 2000
                           Topsham, ME

Freeport                   165 Main Street                        Owned                      n/a
                           Freeport, ME

Westbrook                  36 Thomas Drive                        Owned                      n/a
                           Westbrook, ME

Saco                       32 Saco Valley Shopping Ctr.           Leased                     January 2001
                           Saco, ME

Kennebunk                  Shoppers Village                       Leased                     December 2000
                           Kennebunk, ME

Kezar Falls(1)             Federal Road                           Owned                      n/a
                           Kezar Falls, ME

(1) The Bank entered into an agreement with Maine Bank & Trust Company dated February 22, 1996 pursuant to which the Bank will sell substantially all of the assets of its Kezar Falls, Maine branch office to Maine Bank & Trust Company, and Maine Bank & Trust Company will assume certain liabilities of the Bank with respect to the branch. Pending the receipt of appropriate regulatory approvals, the transaction is expected to be consummated in the second quarter of 1996.

ITEM 3.  LEGAL PROCEEDINGS.

As of December 31, 1995, there were various claims and lawsuits pending against the Company incidental to the ordinary course of business. In the opinion of management, after consultation with legal counsel, resolution of these matters is not expected to have a material effect on the consolidated financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

As of December 31, 1995, the Company had approximately 1,700 holders of record and 600,361 shares of Common Stock outstanding. The Common Stock is traded in the over-the-counter market in the "pink sheets," although there is no established public trading market for the Common Stock and the Company has no confirmed information as to the time, price and volume at which any trades may have been made.

No dividends were declared by the Company in 1991 through 1995. The Company's only source of cash is from dividends from the Bank. The Amended and Restated Settlement Agreement prohibits the payment of dividends by the Company to its stockholders until the unpaid principal amount and interest under the FDIC Note are paid in full in accordance with the terms thereof. There are certain additional restrictions on the ability of the Company to pay dividends and on the ability of the Bank to transfer funds to the Company in the form of cash dividends. See Item 8, "Financial Statements and Supplementary Data -- Note A and Note J," which are incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA.

Selected Consolidated Financial Data of First Coastal Corporation

The following table sets forth, in summary form, certain selected financial data as of and for each of the five years in the period ended December 31, 1995.

The 1994 financial results reflect a $9.0 million extraordinary charge to earnings as a result of the issuance by the Company of the non-recourse promissory note to the Federal Deposit Insurance Corporation ("FDIC") in consideration of the waiver and release of the FDIC's cross guaranty claim against Coastal Savings Bank ("Coastal" or the "Bank") in connection with the consummation of the Amended and Restated Settlement Agreement on January 31, 1995. See Item 8, "Financial Statements and Supplementary Data -- Note A," which is incorporated herein by reference.

                                                                             Year Ended December 31,
                                                 ----------------------------------------------------------------------------
(dollars in thousands except per share data)       1995              1994             1993              1992              1991
- ------------------------------------------------------------------------------------------------------------------------------
Statement of Operations Data:
Interest income                                 $11,707           $11,780          $12,748           $16,319          $ 21,032
Interest expense (1)                              5,850             5,726            7,254             9,986            14,639
                                                 ------            ------           ------            ------            ------
Net interest income                               5,857             6,054            5,494             6,333             6,393
Provision for loan losses                          (425)              107              (30)            1,136             5,967
                                                -------            ------         --------             -----            ------
Net interest income
  after provision for loan losses                 6,282             5,947            5,524             5,197               426
Investment securities gains (losses)                 (4)               38               99               (19)              360
Other income                                        576               391            1,323             1,126               980
Other expenses (2)                                5,194             6,278            6,158             7,049            12,853
Income tax benefit                                    -                 -               (4)             (198)             (114)
                                               --------        ----------        ---------          --------         ---------
Income (loss) before minority
  interest and extraordinary item                 1,660                98              792              (547)          (10,973)
Minority interest in
  net income (loss)                                   -                 -               44               (18)             (378)
                                               --------        ----------         --------         ---------        ----------
Income (loss) before
 Extraordinary Item                               1,660                98              748              (529)          (10,595)
Extraordinary Item -
 Charge to earnings as a result of the
 settlement of the cross guaranty claim               -             9,000                -                 -                --
                                               --------          --------          -------           -------         ---------
Net income (loss)                                $1,660           $(8,902)         $   748           $  (529)         $(10,595)
                                                 ======           =======          =======            ======          ========

Per Share Data:
Weighted Average Shares Outstanding             600,361           600,361          600,361           600,361           600,361
Income (loss) before
 extraordinary item                             $  2.77           $   .16          $  1.25           $  (.88)         $ (17.65)
                                                =======           =======         ========           =======          ========
Net income (loss)                               $  2.77           $(14.83)         $  1.25           $  (.88)         $ (17.65)
                                                =======           =======         ========           =======          ========

There were no cash dividends declared for the five years ended December 31, 1995.

(1) The 1995 interest expense includes $419,000 in interest expense associated with the $9.0 million note to the FDIC.
(2) In 1995 and 1994, the Company incurred approximately $0.3 million and $0.8 million, respectively, consisting of legal and other professional fees in connection with the settlement of the cross guaranty claim with the FDIC. The 1991 other expense included a $3.2 million writedown for the deconsolidation of Suffield Bank.


                                                                    December 31,
                                   -----------------------------------------------------------------------------
(dollars in thousands)                1995              1994             1993             1992             1991
- -----------------------------------------------------------------------------------------------------------------
Balance Sheet
  Data:
Total assets                      $145,453          $154,212         $170,819          $188,838          $214,422
Investment securities               19,712            16,746            1,036             4,061             l,487
Assets held for sale                   281               185            3,421             6,882             3,661
Loans, net                         100,528           109,625          123,468           144,000           181,209
Allowance for loan losses            2,659             4,042            3,642             4,280             6,098
Nonperforming assets                 7,517             9,006           11,627            24,382            27,303
Deposits                           125,665           130,037          140,587           156,318           170,383
Borrowings                           6,000            12,612           18,108            21,249            31,595
FDIC Note                            9,000             9,000                -                 -                 -
Stockholders' equity                 3,997             2,014            9,878             9,130             9,659

Financial Ratios:
Net interest rate spread              4.13%             3.79%            3.26%             3.26%             2.47%
Return on average assets before
extraordinary item                    1.14               .06              .41              (.27)            (4.62)
Return on average  assets             1.14             (5.48)             .41              (.27)            (4.62)
Return on average equity before
 extraordinary item                  58.20               .92             7.63             (5.44)           (82.20)
Return on average equity             58.20            (83.78)            7.63             (5.44)           (82.20)
Equity to assets                      2.75              1.31             5.78              4.83              4.50
Dividend payout ratio                   --                --               --                --                --
Tier 1 leverage capital               2.74              1.41             5.63              4.81              4.50
Total risk-based capital              5.54              3.46             9.69              8.02              7.72




Selected Financial Data for Coastal Savings Bank

The following table sets forth, in summary form, certain selected financial data as of and for each of the five years in the period ended December 31, 1995:


                                                                           Year Ended December 31,
                                         -------------------------------------------------------------------------------
                                                                                                               Unaudited
                                                                                                               ---------
(in thousands)                                1995              1994             1993              1992             1991
- ------------------------------------------------------------------------------------------------------------------------
Statement of Operations Data:
Interest income                            $11,707           $11,774          $12,731           $16,275          $20,980
Interest expense                             5,435             5,727            7,255             9,989           14,639
                                           -------           -------          -------           -------          -------
Net interest income                          6,272             6,047            5,476             6,286            6,341
Provision for loan losses                     (425)              107              (30)            1,136            5,967
                                           -------           -------          --------          -------          -------
Net interest income after provision
for loan losses                              6,697             5,940            5,506             5,150              374
Investment securities gains (losses)            (4)               38               99               (19)             360
Other income                                   576               392            1,321             1,145            1,089
Other expenses                               4,811             6,063            5,940             7,104            9,539
Income tax expense (benefit)                    --                --                6              (198)            (114)
                                           -------           -------          -------           --------         --------
Net income (loss)(1)                       $ 2,458           $   307          $   980           $  (630)         $(7,602)
                                           =======           =======          =======           ========         ========

(1) In 1994, the Bank incurred approximately $0.6 million consisting of legal and other professional fees in connection with the settlement of the cross guaranty claim with the FDIC.

                                                               December 31,
                             -----------------------------------------------------------------------------
                                                                                                 Unaudited
(in thousands)                  1995            1994               1993              1992             1991
- ----------------------------------------------------------------------------------------------------------
Balance Sheet Data:
Total assets                $145,446          $153,948         $170,177          $188,144         $212,611
Investment
  securities                  19,712            16,746            1,036             4,061            l,487
Assets held for sale             281               185            3,421             6,882            3,661
Loans, net                   100,528           109,625          123,468           144,000          181,209
Allowance for loan losses      2,659             4,042            3,642             4,280            6,098
Nonperforming assets           7,517             9,006           11,627            24,382           27,303
Deposits                     125,764           130,076          140,599           156,378          170,528
Borrowings                     6,000            12,612           18,108            21,249           31,595
Stockholders' equity          13,335            10,754           10,906             9,926            9,406

Financial Ratios:
Return on average assets        1.68%              .19%             .54%             (.32)%          (3.33)%
Return on average equity       20.67              2.82             9.20             (6.37)          (49.01)
Equity to assets                9.17              6.99             6.41              5.28             4.42
Tier 1 leverage capital         9.19              7.05             6.24              5.25             4.42
Total risk-based capital       15.59             12.12            10.57              8.60             7.57

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management's discussion and analysis of First Coastal Corporation ("First Coastal" or the "Company") financial condition and results of operations for the last three fiscal years should be read in conjunction with the consolidated selected financial data and the consolidated financial statements and notes appearing elsewhere herein.

Settlement of Cross Guaranty Claim

On January 31, 1995, the Company and the Bank consummated a settlement with the FDIC in accordance with the terms and conditions of the Amended and Restated Settlement Agreement, dated as of November 23, 1994 (the "Amended and Restated Settlement Agreement"), pursuant to which the FDIC waived and released its cross guaranty claim against the Bank. The cross guaranty claim was the result of the September 1991 failure of Suffield Bank. As part of the settlement, the Company issued to the FDIC a non-recourse promissory note in the principal amount of $9.0 million (the "Note" or the "FDIC Note"), secured by the Company's pledge of the outstanding stock of the Bank. In 1994, the Company incurred an extraordinary charge to earnings resulting from the issuance of the Note. Principal and interest under the FDIC Note are deferred until its maturity date, which is January 31, 1997, subject to extension under certain circumstances.

The Company announced on January 31, 1996 that it intends to pursue a recapitalization of the Company as the means to facilitate the satisfaction of the FDIC Note. As part of the recapitalization, the Company expects to raise approximately $3.0 to $4.0 million through an offering of its common stock, including a rights offering to the Company's existing stockholders. The offering will be made only by means of a prospectus. In addition to the proceeds from the common stock offering, the Company also expects to use funds derived from dividends from the Bank and the proceeds from a loan to satisfy its obligation under the FDIC Note. The recapitalization and related transactions are subject to a number of conditions, including the receipt of appropriate regulatory approvals, and there can be no assurance that such recapitalization and related transactions will be consummated or that the Company will be successful in repaying the FDIC Note. The Company anticipates that the recapitalization would be completed in the third quarter of 1996.

Removal of Going Concern Modification

The report of the independent accountants ("Report") issued in connection with the Company's 1993 consolidated financial statements stated that, among other things, the Company's financial statements have been prepared assuming that the Company will continue as a going concern due to the significance of the uncertainty regarding the FDIC cross guaranty claim at the time. As a result of the consummation of the Amended and Restated Settlement Agreement and certain other factors as described in Note A to the Company's Consolidated Financial Statements, the 1994 and 1995 Report of Independent Accountants expresses an unqualified opinion on the financial statements of the Company for the years ended December 31, 1994 and 1995.

FINANCIAL CONDITION

Interest Rate Sensitivity

The following table sets forth certain information at December 31, 1995 regarding the rate sensitivity of the Company's earning assets and sources of funds. For purposes of this table, rate sensitive earning assets ("RSA") and rate sensitive liabilities ("RSL") include all such assets and liabilities maturing or subject to repricing within the time frames outlined in the following table. Other investment securities and interest-bearing demand deposits are considered non-rate sensitive.

- -----------------------------------------------------------------------------------------------------------------------------------
                                             After Three
                                    Within     Months       After One     After Two    After Three
                                     Three     within      But within    But within    But within     After      Non-rate
(in thousands)                      Months    One Year      Two Years    Three Years   Five Years  Five Years    Sensitive    Total
- -----------------------------------------------------------------------------------------------------------------------------------
ASSETS:
Interest earning deposits           $4,375                                                                                    $4,375
Fed Funds                           10,000                                                                                    10,000
Securities:
 Available for sale (1)              1,999       $2,021         $994                                    $787     $3,440        9,241
 Held-to-maturity (1)                4,993        5,794          999                                                          11,786
Assets held for sale                   281                                                                                       281
Loans (2)                           25,713       42,850        9,769       $4,556       $2,969        12,793      1,878      100,528
Other nonearning assets                                                                                           9,242        9,242
                                 ---------------------------------------------------------------------------- ---------  -----------
TOTAL ASSETS                       $47,361      $50,665      $11,762       $4,556       $2,969       $13,580    $14,560     $145,453
                                   =======      =======      =======       ======       ======       =======    =======     ========

LIABILITIES AND
STOCKHOLDERS' EQUITY
Savings and MMDA's                 $46,056                                                                                   $46,056
CD's                                13,823      $26,903      $11,385       $7,533       $3,031          $101                  62,776
FHLB Advances                                                  2,000        4,000                                              6,000
FDIC Note                                                      9,000                                                           9,000
Noninterest bearing liabilities                                                                                 $17,624       17,624
Stockholders' equity                                                                                              3,997        3,997
                                 ---------------------------------------------------------------   ---------   --------   ----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY               $59,879      $26,903      $22,385      $11,533       $3,031          $101    $21,621     $145,453
                                   =======      =======      =======      =======       ======          ====    =======     ========

Gap                               $(12,518)     $23,762     $(10,623)     $(6,977)        $(62)      $13,479    $(7,061)
Cumulative Gap                     (12,518)      11,244          621       (6,356)      (6,418)        7,061

RSA/Total assets                     32.56%       34.83%        8.09%        3.13%        2.04%         9.34%     10.01%

RSL/Total assets                     41.17        18.50        15.39         7.93         2.08          0.07      14.86

Cumulative RSA/RSL                   79.09       112.96       100.57        94.73        94.81        105.70

Cumulative Gap/Total assets          (8.61)        7.73          .43        (4.37)       (4.41)         4.85

(1) Non-rate sensitive securities include certain equity investments such as FHLB stock and limited partnership interests. Callable securities are placed according to earliest call date.
(2) Nonaccrual loans are considered non-rate sensitive and the allowance for loan losses is included in the non-rate sensitive category.

At December 31, 1995, Coastal is asset-sensitive (positive Gap) within a one year time frame in the amount of $11.2 million or 113.0%. This compares to a positive Gap of $16.0 million or 101.9% at December 31, 1994. When a bank's ability to reprice interest-earning assets exceeds its ability to reprice interest-bearing liabilities within shorter time periods, as in the case with the Company, decreases in interest rates generally would adversely affect net interest income, while increases in interest rates generally would have the opposite effect. However, because earning assets and sources of funds do not reprice in exactly the same manner as interest levels change, the preceding table should not be viewed as a sole indicator of how the Company will be affected by changes in interest rates. It is the Company's policy to seek to reduce its exposure to the adverse effects of volatile interest rates. Evaulating and managing this potential exposure is a continual challenge in a changing environment and a primary objective of the Company's asset/liability management policy. The Company has an asset/liability committee which meets weekly to discuss the management of interest rate risk, liquidity and funds management.

Investment Securities

The Company's investment portfolio is comprised primarily of U.S. government and agency obligations and also contains miscellaneous equity securities. Total investment securities at December 31, 1995 were $19.7 million compared to $16.7 million at December 31, 1994. This increase is attributable to the purchase of $11.8 million in U.S. government agency callable notes and $1.0 million in U.S. treasury securities, partially offset by sales totaling $2.0 million of the Bank's holdings in an adjustable rate mutual fund for financial institutions, $1.0 million in mortgage backed securities and maturities of $7.0 million in U.S. treasury securities.

The following tables set forth the book value and maturities of investment securities and weighted average yields at December 31, 1995, 1994 and 1993:


                                                       December 31, 1995              December 31, 1994
                                                       ------------------           ------------------------
(dollars in thousands)                                Book Value        Yield       Book Value        Yield
- ------------------------------------------------------------------------------------------------------------
Available for sale:
  U.S. government obligations maturing
  in 1-5 years                                         $ 5,014           5.6%            $4,852       5.8%
  Mortgage backed securities maturing
  in over 10 years                                         787           7.5                858       7.5
  Equity/mutual fund                                     2,000           6.2              3,894       5.6
  Other                                                    125             -                320       2.9
                                                      --------                         --------
                                                        $7,926           5.9%            $9,924       5.9%
                                                        ======                           ======

Held to maturity:

U.S. government obligations maturing
  in one year or less                                  $   993           6.5%            $6,822       5.2%

U.S. government agency callable notes
  maturing after    1-5 years (final maturity)           8,991           6.6                  -
                    5-10 years (final maturity)          1,802           7.3                  -         -
                                                      --------                        ---------
                                                        10,793           6.7                  -         -
                                                       -------                        ---------
                                                       $11,786           6.7%            $6,822       5.2%
                                                       =======                        =========


                                                                                     December 31, 1993
                                                                                    ---------------------
(dollars in thousands)                                                            Book Value       Yield
- ----------------------------------------------------------------------------------------------------------

U.S. government and
agency obligations:
  maturing 1 year or less                                                                $  628       3.5%
  maturing after 1-5 years                                                                    -         -
                                                                                         ------
                                                                                            628       3.5
Other bonds and notes:
  maturing after 1-5 years                                                                    -         -
  maturing after 10 years                                                                     -         -
Other securities                                                                            408       2.3
                                                                                        -------
Total investments                                                                        $1,036       3.0%
                                                                                        =======


Loans

Loans, net of unearned income, decreased $9.1 million (or 8.3%) from $109.6 million at December 31, 1994 to $100.5 million at December 31, 1995. The reasons for the decrease are (i) $14.4 million in early loan payoffs, (ii) reclassification during 1995 of approximately $1.0 million of loans to real estate owned, (iii) amortization of $3.6 million, and (iv) charge-off of loans totaling approximately $1.3 million, partially offset by new loan volume of $11.2 million.

The decline in loan balances in 1995 represents the continuation of a five year trend that is largely the result of a combination of two factors: Coastal's financial difficulties during this period and the FDIC's cross guaranty claim against Coastal, which resulted from the 1991 failure of Suffield Bank.

Coastal's financial difficulties had two primary adverse effects on the Bank's ability to generate new loan volume and retain existing loan customers. First, as a result of the Order to Cease and Desist among the Bank, the FDIC and the Maine Bureau of Banking effective January 30, 1992, Coastal was required to improve its ratio of Tier 1 capital to total assets to 6.0% by December 31, 1993, from the December 31, 1991 level of 4.42%, with incremental improvement required at six month intervals. As a result of this requirement, management effected a strategy of selective balance sheet shrinkage. The reduction in asset size, from $212.6 million at December 31, 1991 to $170.2 million at December 31, 1993, along with the Bank's return to profitability in 1993 resulted in the Bank's Tier 1 capital to total assets ratio improving to 6.24% at December 31, 1993. At December 31, 1995, this ratio had further improved to 9.19%.

Secondly, the Bank's financial difficulties resulted in the need for management to expend significant resources addressing the asset quality problems which were the primary source of the Company's operating losses. The focus on asset quality improvement resulted in a reduction in nonperforming assets from a peak level of $29.2 million at July 31, 1992 to $7.5 million at December 31, 1995. In combination with the need to reduce the size of Coastal's deposit and loan balances, this focus on asset quality improvement resulted in significantly reduced efforts at loan originations, except for residential mortgage loans which were primarily originated with an intent to sell these loans in the secondary mortgage market.

The uncertainties surrounding the resolution of the FDIC's cross guaranty claim contributed further to the decline in the Bank's loan balances. Management was required to devote significant resources towards negotiating a satisfactory settlement of the cross guaranty claim and subsequently, towards determining the best alternative for repaying the FDIC Note. Also, for an extended period of time the cross guaranty claim created uncertainties with respect to the future of the Bank. These uncertainties adversely affected Coastal's ability to develop new commercial and retail loan business. Further, until the Company chose among the alternatives for repaying the FDIC Note, certain management initiatives were deferred, including those relating to the development of new loan and deposit business. Until late 1995, the Bank's commercial real estate lending has been primarily limited to the restructuring of existing commercial real estate loans and the financing of real estate owned.

The Bank began expanding in mid-1995 its residential and consumer lending capabilities, and subsequently has experienced a significant increase in new loan originations. In early 1996, the combination of the continued improvement in overall asset quality and the announcement relating to the Company's plans to recapitalize, has recently allowed the Bank to begin focusing more resources on the generation of new commercial loans.

Coastal is an approved seller and servicer by and for the Federal National Mortgage Association. At December 31, 1995, Coastal was servicing $53.7 million of loans which were owned by others, as compared to $57.0 million at December 31, 1994. Servicing fee income related to these loans is reported as other income in the consolidated statements of operations and for the years ended December 31, 1995 and 1994, was $179,000 and $58,000, respectively. Servicing fee income for 1994 reflects a $132,000 charge, resulting from higher than anticipated prepayments of serviced loans.

Coastal continues to be active in secondary market transactions primarily through the sale of residential mortgage loans and mortgage-backed securities that it originates, although lower interest rates led to an increase in prepayments of off balance sheet serviced loans in 1995. The sale of long-term fixed rate mortgage loans is intended to improve the interest rate sensitivity of the Bank's assets (consistent with the Bank's asset/liability policy), generate future fee income and provide additional funds for lending and liquidity.

Allowance For Loan Losses

The following table represents the allocation of the allowance for loan losses ("Allowance") at December 31, 1995, 1994 and 1993. The percentages represent the percent of loans in each category to total loans.

                                                                         December 31,
                                                1995                         1994                     1993
                                        -------------------          ----------------------   --------------------
                                                    Percent                      Percent                  Percent
                                                   of Loans                     of Loans                 of Loans
                                                   to Total                     to Total                 to Total
(dollars in thousands)                    Amount     Loans            Amount      Loans          Amount    Loans
- ----------------------------------------------------------------------------------------------------------------
Real estate mortgage loans:
     Residential                          $   82       30.8%          $   66       30.2%         $   80        32.2%
     Commercial                            2,216       50.5            3,322       54.6           3,000        50.2
Real estate construction loans                --        --                --         --               4          .3
Commercial and industrial loans               13        2.5               46         .6              38         2.4
Consumer and other loans                     120       16.2              141       14.6             177        14.9
Unallocated                                  228         --              467         --             343          --
                                        --------  ---------         --------  ---------        --------   ---------
Total                                     $2,659      100.0%          $4,042      100.0%         $3,642       100.0%
                                          ======      =====           ======      =====          ======       =====

Allowance as a percentage of loans                     2.65%                       3.67%                       2.95%

Allowance as a percentage of
     nonperforming loans                              47.96%                      66.47%                      64.11%

Allowance as a percentage of
     nonperforming loans
     (excluding restructured loans)                  125.60%                      87.90%                     247.92%


The Allowance at December 31, 1995 equaled $2,659,000 as compared to $4,042,000 at December 31, 1994. The reduction in the Allowance is the result of substantial loan charge-offs in the amount of $1,333,000 and negative provision expense totaling $425,000, partially offset by loan loss recoveries of $375,000. The loan charge-offs were largely associated with previously identified loan loss exposure taken into consideration as part of management's review of the adequacy of the Allowance at December 31, 1994. The negative provision for loan loss expense for the year of $425,000 was largely the result of management's determination as part of its December 31, 1995 review of the Allowance that a surplus existed in the Allowance, leading to the decision to effect a reversal of provision for loan loss expense in the amount of $675,000 in the fourth quarter of 1995.

The following table sets forth the changes in the Allowance, including charge-offs and recoveries, by loan category for the past five years:


                                                                         December 31,
                                         ---------------------------------------------------------------------
(dollars in thousands)                       1995           1994            1993           1992           1991
- --------------------------------------------------------------------------------------------------------------
Balance at beginning
   of period                              $ 4,042        $ 3,642        $  4,280       $  6,098       $  9,185
Deconsolidation of Suffield Bank                                                                        (4,400)
Charge-offs:
   Real estate mortgage loans              (1,113)          (178)         (1,197)        (2,726)        (3,665)
   Real estate construction loans              --             --             (28)          (121)          (201)
   Commercial and industrial loans           (142)            --             (55)          (178)          (712)
   Consumer and other loans                   (78)          (112)            (89)          (143)          (218)
                                            -----          -----           -----          -----          -----
Total charge-offs                          (1,333)          (290)         (1,369)        (3,168)        (4,796)
Recoveries:
   Real estate mortgage loans                 172            127             179            165             34
   Commercial and industrial
       loans                                  170            410             543             21              2
   Consumer and other loans                    33             46              39             28            106
                                          -------       --------         -------        -------        -------
Total recoveries                              375            583             761            214            142
                                           ------        -------          ------         ------        -------
Net (charge-offs) recoveries                 (958)           293            (608)        (2,954)        (4,654)
                                           ------        -------          ------          -----          -----
Provision for loan losses                    (425)           107             (30)         1,136          5,967
                                           ------        -------         -------         ------        -------
Balance at end of period                   $2,659         $4,042          $3,642         $4,280         $6,098
                                           ======         ======          ======         ======         ======

Net charge-offs as a percentage
   of average loans                          .91%           (.25)%          .46%          1.76%          2.39%

The provision for loan losses for the years ended December 31, 1995, 1994 and 1993 have declined significantly in comparison to prior years. This is due to a combination of factors, including (i) a reduction in the amount of new, emerging loss exposure being identified during this period as compared to prior years,
(ii) a reduction or elimination of loss exposure previously allocated against certain loans generally coming about as a result of improvement in the overall credit quality of these loans or loan payoffs, and (iii) significant loan loss recoveries.

The balance of the Allowance declined $1,383,000 during the year ended December 31, 1995. For some time prior to the beginning of the year ended December 31, 1995, management believed that a significant reduction in the level of the Allowance as compared to the December 31, 1992, 1993 and 1994 balances of $4,280,000, $3,642,000 and $4,042,000, respectively, was likely at some future point, possibly as early as December 31, 1995. This expectation was based both upon management's analysis of the loan portfolio and the fact that banks recovering from a period of loan quality problems typically experience a decline in the level of the allowance for loan loss reserves. This is because banks experiencing loan quality problems typically increase their allowance for loan loss through increases in provision expense in order to reserve against anticipated higher future levels of loan losses. Typically over time, individual loan losses within such loan portfolios are quantified and charged-off against the allowance for loss. As loan quality improves, and the amount of new exposure requiring additional loan loss declines, the amount of charge-offs against the Allowance often signficantly exceeds the amount of offsetting new provision expense and loan loss recoveries. For example, Coastal's large decline in the balance of the Allowance for the year ended December 31, 1992, to $4,280,000 from the December 31, 1991 level of $6,098,000, was attributable to this factor. During 1995, as a result of loan restructures, loan payoffs and paydowns, management was able to quantify the loss exposure associated with a number of large loans against which significant loan loss reserves were allocated. In total, the resulting charge-offs were significantly less than the level of reserves allocated against the individual loans. The reduced level of charge-offs in combination with significant loan loss recoveries in the amount of $375,000 in 1995, resulted in the determination at year end, in accordance with the Bank's allowance for loan loss policy, that the balance of the Allowance would be significantly in excess of that required to cover the loan loss exposure estimated to exist in the loan portfolio unless the bank effected a provision expense reversal. As a result, a provision expense reversal in the amount of $675,000 was recorded in the fourth quarter of 1995, reducing the Allowance to $2,659,000. This resulted in total negative provision expense for the year ended December 31, 1995 of $425,000.

Though the amount of charge-offs for the year ended December 31, 1995 of $1,333,000 was high as compared to the prior year level of $290,000, this is largely the result of the timing of the quantification of the losses and related charge-offs associated with several of the large loans mentioned above. As mentioned above, to a significant degree by December 31, 1994, the prospective loss exposure associated with these loans had already been recognized and was reflected in the balance of the Allowance.

While the current level of the Allowance is believed to be adequate, the Company continues to hold a large concentration of commercial real estate loans that remain vulnerable to loan default. Deterioration in the local economy or real estate market, or upward movements in interest rates, could have an adverse effect on the performance of the loan portfolio that could result in the need for an increase in the Allowance. Conversely, further improvement in overall asset quality, favorable economic conditions or a favorable local real estate market could positively affect the Allowance.


Nonperforming Assets

Information with respect to nonperforming assets is set forth below:

                                                                          December 31,
                                             -------------------------------------------------------------------
(in thousands)                                 1995           1994            1993           1992           1991
- ----------------------------------------------------------------------------------------------------------------

Nonaccrual loans                             $1,948         $4,340          $1,220         $4,103        $10,638
Accruing loans past due
     90 days or more                            169            258             249            194            565
Restructured loans                            3,427          1,483           4,212          7,455          7,678
Real estate owned                             1,973          2,222           5,299          3,833          1,828
Financed real estate owned                       --             --             450          1,535             --
In-substance repossessions                      n/a            703             197          7,262          6,594
                                         ----------        -------         -------        -------        -------
                                            $ 7,517        $ 9,006         $11,627        $24,382        $27,303
                                            =======        =======         =======        =======        =======

Nonperforming loans (consisting of nonaccrual loans, accruing loans past due 90 days or more and restructured loans) are comprised of the following:

                                                        December 31,
                                          -------------------------------------
(in thousands)                               1995           1994           1993
- -------------------------------------------------------------------------------

Real estate mortgage loans:
 Residential                              $   386        $   115        $   126
 Commercial                                 5,007          5,667          5,420
Real estate construction loans                 --             --             --
Commercial and industrial loans                --            156             12
Consumer and other loans                      151            143            123
                                         --------       --------       --------
Total loans                               $ 5,544        $ 6,081        $ 5,681
                                          =======        =======        =======


The following table sets forth certain information regarding nonperforming commercial loans:

                                       December 31, 1995          December 31, 1994            December 31, 1993
                                    -----------------------     ----------------------      --------------------
(dollars in thousands)             Number of    Outstanding    Number of    Outstanding    Number of   Outstanding
Type of Property Security            Loans        Balance        Loans        Balance        Loans       Balance
- ----------------------------------------------------------------------------------------------------------------

1-4 Family Residential                  1         $  158             3         $  308            2        $  238
5 or more Family Residential            5            977             5          1,073            5           970
Non-Residential Real Estate             5          3,872             3          4,286            5         4,212
Commercial and Industrial              --             --             2            156            2            12
                                      ---     ----------           ---       --------          ---     ---------
                                       11         $5,007            13         $5,823           14        $5,432
                                       ==         ======            ==         ======           ==        ======

Although the level of nonperforming assets declined in 1995, the level of nonperforming assets had a significant adverse effect on interest income. Interest income that would have been recorded in the year ended December 31, 1995 on nonaccrual and restructured loans under their original terms was $487,000. Interest income actually recorded on these loans in 1995 was $406,000. Management believes that the level of nonperforming assets will continue to decline in 1996. However, this expectation is predicated on continued stabilization of the real estate market and local economy, along with a continuation of the trend in lower default rates for commercial real estate loans. This favorable trend could be adversely affected by an increase in interest rates.

Nonperforming loans were $5.5 million, or 5.5%, of total loans at December 31, 1995, as compared to $6.1 million, or 5.5%, of total loans at December 31, 1994. Included in nonperforming loans at December 31, 1995 and 1994 are $3.4 million and $1.5 million, respectively, of restructured loans which are performing in accordance with the material terms of the restructuring.

Impaired Loans

Management reviews loans on a case by case basis to determine which loans should be classified as impaired. If management believes there is a high probability of a loss of principal or interest, then such loans are determined to be impaired. At December 31, 1995, the recorded investment in loans for which impairment has been recognized in accordance with FASB Statement No. 114 totaled $3.7 million, of which $230,000 related to loans with no allocated reserve because the loans have been partially written down through charge-offs and $3.5 million related to loans with corresponding allocated reserves of $398,000 for the year ended December 31, 1995. Included in the impaired loans amount is $301,000 in nonaccrual loans and $3.4 million in restructured loans. All impaired loans were secured by real estate at December 31, 1995 and accounted for by the lower of the fair value of the collateral or amortized loan value.

Potential Problem Loans

Though the real estate market has improved to some degree as compared to the depressed conditions of several years ago, management recognizes that the overall soft Maine real estate market creates an increased risk that currently performing loans could become nonperforming. In particular, management believes that the greatest exposure is in the area of currently performing potential problem commercial real estate loans.

These loans, not otherwise identified as nonperforming, nonaccrual or as a troubled debt restructuring, are largely secured by income-producing properties located in Maine. In many cases, the borrowers on these loans have experienced inadequate rental revenues, increased vacancies and cash flow problems. Most of these potential problem loans were originated in the late 1980's.

At December 31, 1995, the Bank had identified approximately $6.9 million of currently performing but potential problem loans. Such loans represented 4.7% of total assets, ranging in size from $4,000 to $1.8 million. This compares to $9.0 million of potential problem real estate loans at December 31, 1994, a 23.5% decrease. Of the 1995 total, three loan relationships (property type other) involving seven loans represent $5.5 million, or 79.2%. During the first quarter of 1996, a $500,000 payment was applied against one of the three larger loan relationships.

The following table sets forth certain information regarding potential problem loans at December 31, 1995:

                                            Number of             Balance
Type of Security Property           Outstanding Loans      (in thousands)
- --------------------------------------------------------------------------

Apartments                                          6             $ 2,647
Industrial                                          1               1,362
Single family                                       4                 119
Other                                              13               2,757
                                                   --              ------
                                                   24              $6,885
                                                   ==              ======

Management is unable to predict the extent, if any, to which these loans may become nonperforming in the future. An increase in the level of nonperforming loans could result in the need for increased provisions for loan losses. As of December 31, 1995, the Company believes the Bank's aggregate allocated loan loss reserves against these potential problem loans, determined in accordance with the

Bank's allowance for loan loss policy, is adequate to cover the loss exposure estimated to be contained within these potential problem loans.

Real Estate Owned

Real estate owned ("REO") consists of properties acquired through mortgage loan foreclosure proceedings or in full or partial satisfaction of outstanding loan obligations, and sales of REO properties financed by Coastal which do not meet the requirements of Financial Accounting Standards Board ("FASB") Statement No.
66. At December 31, 1995, REO totaled approximately $2.0 million and consisted of $1.4 million of office buildings and mixed use commercial buildings, $0.5 million of apartment buildings and $0.1 million of land.

Liquidity - Coastal

Deposits totaled $125.7 million at December 31, 1995, a decrease of $4.3 million (or 3.4%) from the level of $130.0 million at December 31, 1994.

On February 22, 1996, the Bank entered into an agreement to sell its Kezar Falls branch to Maine Bank & Trust Company. Included in the sale are all of the branch's deposits (totaling approximately $9.9 million at December 31, 1995), the real estate and certain of the furniture, fixtures and equipment of the branch. The agreement between the Bank and Maine Bank & Trust Company is expected to be consummated during the second quarter of 1996, subject to the receipt of appropriate regulatory approvals.

Coastal has the capability of borrowing additional funds from the Federal Home Loan Bank ("FHLB") of Boston with three-day advance notice when adequately secured by qualified collateral. In addition, effective as of June 8, 1993, the FHLB of Boston restricted new advances to maturities of six months or less as a result of the cross guaranty claim. On May 1, 1995, the Bank received a letter from the FHLB of Boston stating that it would lengthen the maturity restriction on new fixed term and fixed rate advances from six months to one year. See Note I to the Consolidated Financial Statements for information relating to advances from the FHLB of Boston. Coastal is also approved by the Federal Reserve Bank of Boston to obtain liquidity from its "Discount Window" provided that assets are pledged to the Federal Reserve Bank's satisfaction.

Unfunded loan commitments for December 31, 1995 and 1994 were approximately $8.0 million and $7.8 million, respectively, consisting primarily of home equity lines of credit secured by real estate. There were no standby letters of credit for the years ended December 31, 1995 and 1994.

The breakdown of such commitments is as follows:

(in thousands)                                         1995              1994
- -----------------------------------------------------------------------------

Real estate mortgage:
   Residential                                       $  174            $   85
   Commercial                                            --                --
Construction                                             --                --
Commercial lines of credit                              191               615
Consumer lines of credit                              7,649             7,137
                                                    -------           -------
Total                                                $8,014            $7,837
                                                     ======            ======

Coastal expects to fund these commitments through its traditional sources previously described and believes that liquidity is adequate.

Liquidity - Parent

On a parent company only basis, the Company conducts no separate operations. Its business consists of the business of its banking subsidiary. In addition to the FDIC Note in the principal amount of $9.0 million issued by the Company to the FDIC on January 31, 1995 in connection with the settlement of the cross guaranty claim, the Company's expenses primarily include Delaware franchise taxes associated with the Company's authorized capital stock, certain legal and various other expenses. Expenses, including certain audit and professional fees, insurance and other expenses, are allocated between Coastal and the Company based upon the relative benefits derived. At December 31, 1995, the Company's assets (other than its investment in its subsidiary) consisted of $99,000 in cash and fixed assets of $8,000.

The principal source of cash for the Company is dividend payments from Coastal; however, as described in Note J to the Consolidated Financial Statements, there exist certain restrictions regarding the ability of Coastal to transfer funds.

Following the receipt of appropriate regulatory approvals, on November 30, 1994 and November 13, 1995 Coastal paid the Company cash dividends of $175,000 and $200,000, respectively, for certain current and anticipated operating expenses of the Company.

Capital - Coastal

The table below sets forth the regulatory capital requirements and capital ratios for Coastal at December 31, 1995:

(dollars in thousands)

Tier 1 capital (Leverage) to total assets (1)ratio
    Qualifying capital                                                 $13,296
    Actual %                                                              9.19%
    Minimum requirement %                                                 6.00%
    Average assets for fourth quarter                                 $144,658

Tier 1 capital to risk-weighted assets
    Qualifying capital                                                 $13,296
    Actual %                                                             14.32%
    Minimum requirement %                                                 4.00%

Total capital to risk-weighted assets (Tier 1 and Tier 2)
    Qualifying capital                                                 $14,475
    Actual %                                                             15.59%
    Minimum requirement %                                                 8.00%
    Gross risk-weighted assets                                         $92,821

Note: As described in Note A to the Consolidated Financial Statements, the Memorandum of Understanding among Coastal, the FDIC and the Maine Bureau of Banking requires Coastal to maintain a Tier 1 capital to total assets ratio of 6.0% or greater. Coastal's Tier 1 capital to total assets ratio at December 31, 1995 was 9.19%.

(1) Calculated on an average quarterly basis

Capital - Company

The Federal Reserve capital adequacy guidelines apply on a consolidated basis to bank holding companies with consolidated assets of $150 million or more. For bank holding companies which have less than $150 million in consolidated assets, as did the Company for each of the quarters ended March 31, 1995, June 30, 1995, September 30, 1995 and December 31, 1995, the guidelines are applied on a bank-only basis (as opposed to a consolidated basis) unless (i) the parent bank holding company is engaged in nonbank activity involving significant leverage or
(ii) the parent company has a significant amount of debt that is held by the general public. The Federal Reserve capital adequacy guidelines provide that "debt held by the general public" is debt held by parties other than financial institutions, officers, directors, and controlling stockholders of the banking organization or their related interests. The FDIC Note is not considered to be "debt held by the general public" for purposes of such capital guidelines. As a result, applied on a bank-only basis, the Company's ratios of tier 1 capital to total assets, tier 1 capital to risk-weighted assets, and qualifying total capital to risk-weighted assets of 9.19%, 14.32%, and 15.59%, respectively, at December 31, 1995 were in complaince with such guidelines. If the Company were required to calculate its ratios of tier 1 capital to total assets, tier 1 capital to risk-weighted assets, and qualifying total capital to risk-weighted assets on a consolidated basis, such ratios would be 2.74%, 4.27% and 5.54%, respectively.

The Company suspended the payment of cash dividends to its stockholders in the fourth quarter of 1989 and has not paid any cash dividends to its stockholders since that time. See Item 8, "Financial Statements and Supplementary Data -- Note J," for dividend restrictions.


RESULTS OF OPERATIONS

Comparison of Year Ended December 31, 1995 to Year Ended December 31, 1994.

Net Income

For the year ended December 31, 1995, the Company had net income of $1.7 million compared to a net loss of $8.9 million at December 31, 1994. The improvement in earnings for 1995 is primarily attributable to three items: (i) the 1994 net loss included a $9.0 million extraordinary charge to earnings upon the issuance of a Note to the FDIC for the waiver and release of the cross guaranty claim against the Bank, (ii) a negative provision for loan losses in 1995 of $425,000, and (iii) a reduction in other expenses of $1.1 million. Each of these principal components of the Company's operating results is discussed below.

Net Interest Income

Net interest income for the year ended December 31, 1995 was $5.9 million, compared to $6.0 million for the year ended December 31, 1994. Included in the 1995 net interest income total is interest expense of $0.4 million for the Company's $9.0 million Note to the FDIC.

Changes in net interest income are caused by changes in interest rates, changes in the mix of earning assets and sources of funds, changes in the level of earning assets and sources of funds and changes in the amount of non-earning assets and non-interest sources of funds. Overall, the Company's interest income for 1995 decreased $73,000 as a result of a $973,000 reduction in interest income due to the decline in total interest earning assets, which was offset in part by an increase in interest income of $900,000 from higher rates received on interest earning assets. Interest expense increased by $124,000. This was the result of increased interest expense of $921,000 due to an increase in the rates paid on interest bearing liabilities partially offset by reduced interest expense of $797,000 associated with lower balances of interest bearing liabilities. For further detail, see the rate/volume analysis that follows.

Provision for Loan Losses

The provision for loan losses for the year ended December 31, 1995 was $(425,000) as compared to $107,000 for the year ended December 31, 1994. In the fourth quarter of 1995, the Company posted a $675,000 provision expense reversal resulting from the determination by management that the level of the Allowance was at a level estimated to be in excess of that required to adequately cover the loss exposure estimated by management to be inherent within the loan portfolio. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Allowance for Loan Losses."

The Company's policy is to fund the Allowance by charging operations in the form of provision for loan loss expense which represents estimated loss exposure based on periodic evaluations of the loan portfolio and current economic trends. The Company continues to hold a large concentration of commercial real estate loans. The ultimate collectibility of the Company's commercial real estate loan portfolio is particularly susceptible to changes in local real estate market conditions. Deterioration in the local economy or real estate market, or upward movement in interest rates, could have an adverse impact on the loan portfolio that could result in the need for increased provision for loan losses.

Management believes that the Allowance is adequate at December 31, 1995 and that foreclosed real estate is recorded at the lower of cost or estimated fair value (minus estimated costs to sell). While management uses available information to recognize losses on loans and real estate owned, future additions to the Allowance and write-downs may be necessary based on changes in the financial condition of various borrowers, new information that becomes available relative to various borrowers, loan real estate collateral or real estate owned, as well as changes in local, regional or national economic conditions. In addition, various regulatory authorities, as an integral part of their examination process, periodically review the Company's Allowance and the carrying value of real estate owned. Such authorities may require the Company to recognize additions to the Allowance and/or write down the carrying value of real estate owned, based on their judgments on information available to them at the time of their examination.

Other Income

Other income in 1995, including investment securities gains and losses, was $572,000 as compared to $429,000 in 1994. This increase is primarily the result of a $132,000 charge to earnings in 1994 establishing a valuation reserve against the deferred mortgage servicing assets as a result of higher than anticipated prepayments of serviced loans.

Other Expenses

The following table summarizes 1995 and 1994 other expenses:
                                                                      Increase
(dollars in thousands)                     1995          1994        (Decrease)
- -------------------------------------------------------------------------------

Salaries and employee benefits            $2,092        $2,020          $   72
Occupancy                                    440           568            (128)
Net cost of operation of REO and ISR          56           527            (471)
Other operating expenses                   2,606         3,163            (557)
                                         -------       -------        --------
                                          $5,194        $6,278         $(1,084)
                                          ======        ======         =======

The decrease in total expenses from 1994 to 1995 is mainly attributable to four items: (i) in 1994 the Company incurred $812,000 in expenses associated with the settlement of the cross guaranty claim versus approximately $300,000 in 1995,
(ii) the net cost of REO declined by $471,000 ($258,000 from reduced expenses (net of revenues) resulting from fewer REO properties and decreased vacancies, and $213,000 resulting from a reduction in write downs from REO properties),
(iii) the cost of FDIC insurance expense on deposits declined $216,000 resulting from a decrease in the Bank's assessment rate, and (iv) a reduction in occupancy expenses resulting from the closure of two banking offices in the second and third quarters of 1994.


Comparison of Year Ended December 31, 1994 to Year Ended December 31, 1993.

Net Income

For the year ended December 31, 1994, the Company had a net loss of $8.9 million, compared to net income of $0.7 million for the year ended December 31, 1993. This decrease was primarily attributable to two items. First, as a result of the consummation of the Amended and Restated Settlement Agreement on January 31, 1995, First Coastal issued to the FDIC a Note in the amount of $9.0 million in consideration of the waiver and release of the cross guaranty claim against the Bank. First Coastal recorded the Note and recognized an extraordinary charge to earnings in the amount of $9.0 million at December 31, 1994. Second, expenses related to the settlement of the cross guaranty claim totaled $812,000 for the year ended December 31, 1994.

Net Interest Income

Net interest income for the year ended December 31, 1994 was $6.1 million, an increase of $0.6 million as compared to $5.5 million for the year ended December 31, 1993. This increase is mainly attributable to a rising interest rate environment for the year ended December 31, 1994 and which resulted in an increase in rates on existing adjustable rate loans and investments. Notwithstanding the increased rate environment that was experienced throughout 1994, the Company's rates paid on deposit transaction accounts remained relatively unchanged, thereby increasing the spread on Earning Assets versus Sources of Funds, positively impacting net interest income. However, earning assets and sources of funds do not reprice in exactly the same manner as interest levels change. Another factor contributing to the increase in net interest income was the investment of interest earning deposits in higher earning securities of approximately $15.7 million throughout 1994.

Provision for Loan Losses

The provision for loan losses for the year ended December 31, 1994 was $107,000 as compared to negative provision expense of $30,000 for the year ended December 31, 1993. In 1992 and 1991, significant provisions were made to recognize the perceived deteriorating real estate market. In 1993, there was present a more stable environment. Also, many of the previously recognized loan problems were worked out or reclassified to a foreclosed status. In addition, loan balance levels declined in 1993 and 1994 compared to prior years.

Other Income

Other income in 1994, including investment securities gains and losses, was $429,000 as compared to $1,422,000 in 1993. This decrease was primarily the result of a decrease in gain on sales of mortgage loans as a result of a steady reduction in loan origination volume caused by rising interest rates experienced during 1994; consequently, fewer mortgage backed securities were sold. Additionally, the Company posted an unrealized loss on loans held for sale of $134,000 in the second quarter of 1994. The 1994 servicing fee income for loans serviced for others reflects a $132,000 charge to earnings in establishing a valuation reserve against the deferred mortgage servicing asset as a result of higher than anticipated prepayments of serviced loans.

Other Expenses

The following table summarizes 1994 and 1993 other expenses:
                                                                       Increase
(dollars in thousands)                          1994         1993     (Decrease)
- --------------------------------------------------------------------------------

Salaries and employee benefits                $2,020       $2,218         $(198)
Occupancy                                        568          595           (27)
Net cost of operation of REO and ISR             527          593           (66)
Other operating expenses                       3,163        2,752           411
                                             -------      -------         -----
                                              $6,278       $6,158          $120
                                              ======       ======          ====

The most significant increases in other operating expenses for the year ended December 31, 1994 were the expenses related to the settlement of the cross guaranty claim which amounted to $812,000 of which $677,000 was for legal expenses and $135,000 was for accounting and professional services. All other operating expense categories, exclusive of expenses related to the settlement of the cross guaranty claim, decreased by a net of $692,000, primarily resulting from staff reductions, two branch closures and normal cost cutting measures throughout most operating expense categories.

Rate/Volume Analysis

The table below sets forth certain information regarding changes in interest income and expense of the Company for the periods indicated. For each category of interest earning assets and interest bearing liabilities, information is provided on changes attributable to: (i) changes in rates (change in rate multiplied by old volume); (ii) changes in volume (change in volume multiplied by old rate); and (iii) changes in rate/volume (change in rate multiplied by the changes in volume which is proportionately distributed to the volume and rate changes).

The table illustrates the relative effect of changes in interest rates and the Company's net earning assets on its net interest income.

                                         Year Ended December 31, 1995
                                                  Compared to
                                         Year Ended December 31, 1994
                                  ------------------------------------------
                                     Increase (Decrease)
                                           Due to
                                  -------------------------
(in thousands)                       Rate           Volume             Total
- ------------------------------------------------------------------------------

Interest income:
  Loans(1)                           $450            $(887)            $(437)
  Investments held to maturity        123              160               283
  Investment available for sale        37               65               102
  Interest earning deposits           294             (242)               52
  Assets held for sale                 (4)             (69)              (73)
                                  -------          -------            ------
    Total interest income             900             (973)              (73)
                                    -----           ------            ------

Interest expense:
  Savings                              67             (229)             (162)
  Other time deposits                 510               19               529
  FHLB advances                       (75)            (587)             (662)
  FDIC Note                           419                -               419
                                    -----         --------             -----
    Total interest expense            921             (797)              124
                                    -----            -----             -----
Net change in net interest income
  before provision for loan losses  $ (21)          $ (176)           $ (197)
                                    =====           ======            ======

(1) For purposes of these computations, nonaccrual loans are included in the average balance volumes.


                                           Year Ended December 31, 1994
                                                    Compared to
                                           Year Ended December 31, 1993
                                    ------------------------------------------
                                       Increase (Decrease)
                                             Due to
                                    -------------------------
(in thousands)                         Rate           Volume             Total
- --------------------------------------------------------------------------------
Interest income:
  Loans(1)                            $( 32)         $(1,384)          $(1,416)
Investments                              23              498               521
  Interest earning deposits             252             (145)              107
  Assets held for sale                  (19)            (161)             (180)
                                      -----          -------             -----
    Total interest income               224           (1,192)             (968)
                                       ----           ------             -----

Interest expense:
  Savings                              (116)            (113)             (229)
  Other time deposits                  (218)            (365)             (583)
  FHLB advances                        (120)            (596)             (716)
                                       ----           ------            ------
    Total interest expense             (454)          (1,074)           (1,528)
                                       ----           ------            ------
Net change in net interest
  income before provision
  for loan losses                      $678           $( 118)           $  560
                                       ====           =======           ======

(1) For purposes of these computations, nonaccrual loans are included in the average balance volumes.

Average Balance Sheets

The table below shows the major items that affected net interest income for each of the three years in the period ended December 31, 1995.

                                                                           Year Ended December 31,
                                                          1995                        1994                          1993
                                           -----------------------------  ---------------------------  ---------------------------
                                             Average              Yield/   Average             Yield/    Average             Yield/
                                             Balance   Interest     Rate   Balance  Interest     Rate    Balance   Interest   Rate
                                             ---------------------------   --------------------------    -------------------------
Assets:
Loans (1)(2)                                $105,742     $9,642     9.12% $115,940   $10,079     8.69%  $131,795    $11,494   8.72%
Investments
   Investments 1993                                                                                        3,692        194   5.25
   Available for sale                          9,782        606     6.20     8,658       504     5.82         --         --     --
   Held to maturity                            7,917        494     6.24     4,504       210     4.68         --         --     --
Interest earning deposits                     15,889        945     5.95    21,808       894     4.10     26,747        787   2.94
Assets held for sale                             372         20     5.38     1,471        93     6.32      3,591        273   7.60
                                            --------    -------           --------   -------            --------   --------
Total interest earning assets                139,702     11,707     8.38   152,381    11,780     7.73    165,825     12,748   7.69
Noninterest earning assets                     6,444                        10,206                        15,880
                                            --------                      --------                      --------
Total assets                                $146,146                      $162,587                      $181,705
                                            ========                      ========                      ========

Liabilities:
Savings                                     $ 60,159    $ 1,644     2.73% $ 68,911   $ 1,806     2.62%  $ 72,955     $2,035   2.79%
Other time deposits                           61,344      3,333     5.43    60,930     2,804     4.60     68,288      3,387   4.96
FHLB advances                                  7,253        454     6.26    15,296     1,116     7.30     22,679      1,832   8.08
FDIC Note(3)                                   9,000        419     4.66        25        --       --         --         --     --
                                            --------    -------           --------  --------             -------     ------
Total interest bearing liabilities           137,756      5,850     4.25   145,162     5,726     3.94    163,922      7,254   4.43
Noninterest bearing deposits                   4,973                         5,798                         6,132
Noninterest bearing liabilities                  565                         1,002                         1,844
Stockholders' equity                           2,852                        10,625                         9,807
                                            --------                      --------                      --------
Total liabilities and stockholders'equity   $146,146                      $162,587                      $181,705
                                            ========                      ========                      ========
Net interest income                                    $  5,857                     $  6,054                         $5,494
                                                       ========                     ========                         ======
Net interest rate spread (4)                                        4.13%                        3.79%                        3.26%
Net interest margin (5)                                             4.19%                        3.97%                        3.31%

(1) For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding.
(2) Included in interest income on loans are loan fees of $95,000, $277,000 and $251,000 for the years ended December 31, 1995, 1994 and 1993, respectively.
(3) The FDIC Note bears interest commencing upon issuance on January 31, 1995 at a rate of 5.0% for the first year and 6.5% for the second year.
(4)  Return  on  interest   earning   assets  less  cost  of  interest   bearing
     liabilities.
(5)  Net interest income divided by average earning assets.

Impact of Inflation  and Changing Prices

The Company's financial statements have been prepared in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than the effect of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. Notwithstanding this, inflation can directly affect the value of loan collateral, in particular real estate. Sharp decreases in real estate prices, as discussed previously, have resulted in significant loan losses and losses on real estate acquired. Inflation, or disinflation, could continue to significantly affect the Company's earnings in future periods.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Stockholders
  First Coastal Corporation:

We have audited the accompanying consolidated balance sheets of First Coastal Corporation (the "Company") and subsidiary as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Coastal Corporation and subsidiary as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

As discussed in Note B to the consolidated financial statements, on January 1, 1995, the Company changed its method of accounting for impaired loans to adopt the provisions of Financial Accounting Standards Board Statement No. 114 and as of January 1, 1994, changed its method of accounting for investments to adopt the provisions of Financial Accounting Standards Board Statement No. 115.



Coopers & Lybrand, L.L.P.
Portland, Maine
February 5, 1996


CONSOLIDATED BALANCE SHEETS
First Coastal Corporation and Subsidiary
                                                                              December 31,
                                                                  ---------------------------------
(in thousands, except share and per share amounts)                   1995                      1994
- ---------------------------------------------------------------------------------------------------
ASSETS
Noninterest earning deposits and cash - Note C                     $4,466                    $4,701
Interest earning deposits                                           4,375                     6,636
                                                                  -------                   -------
  Cash and Cash Equivalents                                         8,841                    11,337

Federal funds sold                                                 10,000                    10,000

Trading securities                                                      -                       915

Investment securities - Note D:
 Held-to-maturity                                                  11,786                     6,822
 Available-for-sale (at market value)                               7,926                     9,924
                                                                  -------                   -------
                                                                   19,712                    16,746

Federal Home Loan Bank stock-at cost                                1,315                     1,315
Assets held for sale - Note B                                        281                       185

Loans - Note E                                                    100,550                   109,656
Less:Deferred loan fees, net                                          (22)                      (31)
     Allowance for loan losses - Note F                            (2,659)                   (4,042)
                                                                 --------                 ----------
                                                                   97,869                   105,583

Premises and equipment - Note G                                     3,073                     2,941
Accrued income receivable                                           1,004                       783
Real estate owned and repossessions                                 1,973                     2,925
Other assets                                                        1,385                     1,482
                                                              -----------               -----------
  TOTAL ASSETS                                                   $145,453                  $154,212
                                                                 ========                  ========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits - Note H                                                $125,665                  $130,037
Advances from Federal Home Loan Bank - Note I                       6,000                    12,612
FDIC Note - Note A                                                  9,000                     9,000
Accrued expenses and other liabilities                                791                       549
                                                              -----------               -----------
  TOTAL LIABILITIES                                               141,456                   152,198

STOCKHOLDERS' EQUITY - Notes J and K
Preferred stock, $1 par value; Authorized
 1,000,000 shares; none outstanding
Common Stock, $1 par value: Authorized
 6,700,000 shares; issued and outstanding
 1995 and 1994 - 600,361 shares - Note K                              600                       600
Paid-in capital                                                    29,375                    29,375
Retained earnings (deficit)                                       (26,016)                  (27,676)
Unrealized gain (loss) on available for sale securities                38                      (285)
                                                             ------------              ------------

  TOTAL STOCKHOLDERS' EQUITY                                        3,997                     2,014
                                                              -----------               -----------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $145,453                  $154,212
                                                                 ========                  ========

See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF OPERATIONS
First Coastal Corporation and Subsidiary
                                                                   Year Ended December 31,
                                                     -----------------------------------------------
(in thousands, except per share amounts)                   1995              1994              1993
- ----------------------------------------------------------------------------------------------------
Interest and Dividend Income
 Interest and fees on loans                               $9,662           $10,172           $11,767
 Interest and dividends on investment securities:
     Taxable interest income                                 832               425                69
     Dividends                                               268               290               125
Other interest income                                        945               893               787
                                                        --------          --------          --------
Total Interest and Dividend Income                        11,707            11,780            12,748

Interest Expense
Deposits - Note H                                          4,977             4,610             5,422
Borrowings:
     Advances from Federal Home Loan Bank                    454             1,116             1,832
     FDIC Note                                               419                 -                 -
                                                        --------      ------------     -------------
Total Interest Expense                                     5,850             5,726             7,254
                                                         -------          --------         ---------
Net Interest Income                                        5,857             6,054             5,494

Provision for loan losses - Note F                          (425)              107               (30)
                                                        --------         ---------         ----------
Net Interest Income After Provision for Loan Losses        6,282             5,947             5,524

Other Income
Service charges on deposit accounts                          257               284               300
Other service charges and fees                                78                81                67
Gain (loss) on investment securities transactions             (4)               38                99
Gain (loss) on sales of mortgage loans                        17                (8)              606
Other                                                        224                34               350
                                                         -------          --------          --------
                                                             572               429             1,422
                                                         -------           -------           -------
Other Expenses
Salaries and employee benefits - Note L                    2,092             2,020             2,218
Occupancy - Note G                                           440               568               595
Net cost of operation of real estate owned                    56               527               593
Other - Note P                                             2,606             3,163             2,752
                                                         -------            ------           -------
                                                           5,194             6,278             6,158
                                                         -------            ------           -------
Income Before Income Taxes,
   Minority Interest and Extraordinary Item                1,660                98               788
Income tax benefit - Note M                                    -                 -                (4)
Minority interest                                              -                 -                44
                                                        --------          --------            ------

Income Before Extraordinary Item                           1,660                98               748
Extraordinary Item -
Charge to earnings as a result of the settlement
   of the cross guaranty claim - Note A                        -             9,000                 -
                                                     -----------        ----------       -----------
NET INCOME (LOSS)                                        $ 1,660           $(8,902)           $  748
                                                         =======          =========          =======

PER SHARE AMOUNTS
Weighted Average Shares Outstanding - Note K             600,361           600,361           600,361
Income Per Share before Extraordinary item                $ 2.77            $  .16           $  1.25
                                                        ========      ============          ========
Net Income (Loss) per share                               $ 2.77         $ (14.83)           $  1.25
                                                        ========        ==========          ========

See notes to consolidated financial statements


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
First Coastal Corporation and Subsidiary

                                                                                                    Net
                                                                                             Unrealized
                                                                                             Gain (Loss)
                                                                             Retained      on Available
                                            Common           Paid-In         Earnings          for Sale
(in thousands)                               Stock           Capital         (Deficit)       Securities            Total
- ------------------------------------------------------------------------------------------------------------------------

Balances at December 31, 1992               $6,007           $22,645         $(19,522)                -           $9,130
   Reverse stock split;
   One-for-ten - Note K                     (5,407)            5,407                -                 -                -
                                         ----------        ---------      -----------      ------------      -----------
Balances at December 31, 1992,
   as restated                                 600            28,052          (19,522)                -            9,130
   1993 net income                                                                748                 -              748
                                         ---------      ------------        ---------      ------------         --------
Balances at December 31, 1993                  600            28,052          (18,774)                             9,878
   1994 net loss                                                               (8,902)                            (8,902)
   Increase in net unrealized loss on
      available for sale securities              -                 -                -           $  (285)            (285)
   Repurchase of minority interest               -             1,323                -                 -            1,323
                                         ---------         ---------    -------------      ------------          -------
Balances at  December 31, 1994                 600            29,375          (27,676)             (285)           2,014
   1995 net income                                                              1,660                              1,660
   Increase in net unrealized gain on
      available for sale securities              -                 -                -               323              323
                                         ---------     -------------    -------------          --------        ---------
Balances at December 31, 1995               $  600           $29,375         $(26,016)         $     38          $ 3,997
                                            ======           =======         ========          ========          =======



See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS
First Coastal Corporation and Subsidiary                                                           Year Ended December 31,
                                                                                     -----------------------------------------------
(in thousands)                                                                              1995           1994           1993
- ------------------------------------------------------------------------------------------------------------------------------------
Operating Activities
Net Income (loss)                                                                         $1,660        $(8,902)          $748
Adjustments to reconcile net income to net cash provided by operating activities:
   Charge to earnings as a result of the settlement of the cross guaranty claim                -          9,000              -
   Provision for loan losses                                                                (425)           107            (30)
   Writedowns of REO and ISR                                                                  13            226            467
   Depreciation and amortization                                                             292            300            323
   Amortization of investment security (discounts)                                          (248)          (183)            (2)
   Realized investment securities (gains) losses                                               4            (38)           (99)
   (Gains) losses from assets held in trading accounts                                       (33)            93              -
   Realized (gains) on assets held for sale                                                  (17)            (8)          (606)
   (Increase) decrease in trading account securities                                         948         (1,008)             -
   Net change in assets held for sale                                                        (79)         3,244          4,067
   Decrease (increase) in interest receivable                                               (221)           (78)           252
   Increase (decrease) in interest payable                                                   392            (45)           (77)
   Net change in other assets                                                              1,988          4,016          5,991
   Net change in other liabilities                                                          (150)          (129)           182
                                                                                       ---------         -------       -------
Net cash provided by operating activities                                                  4,124          6,595         11,216

Investing Activities
   (Increase) in federal funds sold                                                            -        (10,000)             -
   Maturities of securities                                                                    -              -          1,233
   Maturities of securities held to maturity                                               8,000            634              -
   Sales of securities                                                                         -              -          7,069
   Sales of securities available for sale                                                  2,324            233              -
   Purchases of investment securities                                                          -              -         (5,176)
   Purchases of investment securities available for sale                                      (2)        (8,990)             -
   Purchases of investment securities held to maturity                                   (12,721)        (6,648)             -
   Net change in loans                                                                     7,187         12,306         19,924
   Net (purchases) of premises and equipment                                                (424)           (86)            (2)
   Decrease in Federal Home Loan Bank Stock                                                    -              -            344
                                                                                      ----------    -----------      ---------
Net cash provided (used) by investing activities                                           4,364        (12,551)        23,392

Financing Activities
   Net change in deposits                                                                 (4,372)       (10,550)       (15,731)
   Proceeds from borrowings                                                                    -              -          5,000
   Payments on borrowings                                                                 (6,612)        (5,496)        (8,141)
   Purchase of Coastal Bancorp's minority interest                                             -           (200)             -
                                                                                    ------------      ----------     ---------
Net cash used by financing activities                                                    (10,984)       (16,246)       (18,872)
                                                                                         -------        --------       --------

Increase (decrease) in cash and cash equivalents                                          (2,496)       (22,202)        15,736
Cash and cash equivalents at beginning of period                                          11,337         33,539         17,803
                                                                                         -------        -------        -------
Cash and cash equivalents (interest and non- interest bearing) at end of period          $ 8,841        $11,337        $33,539
                                                                                         =======        =======        =======

Noncash Investing and Financing Activities
   FDIC Note                                                                                   -         $9,000              -
   Change in unrealized holding losses on investment securities available for sale          $323            285              -
   Securities available for sale collateralized by portfolio mortgage loans                    -          1,003              -
   Transfer of loans to real estate owned and in-substance repossessions                     952            827         $2,847

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements
First Coastal Corporation and Subsidiary
December 31, 1995

Note A. REGULATORY MATTERS

Settlement of FDIC Cross Guaranty Claim

On September 6, 1991, First Coastal Corporation (the "Company") announced that its Connecticut subsidiary, Suffield Bank, was placed into receivership by the Connecticut Banking Department and the Federal Deposit Insurance Corporation ("FDIC") was appointed as the receiver. Under the Federal Deposit Insurance Act ("FDIA"), as amended by the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"), commonly-controlled depository institutions such as Suffield Bank and Coastal Savings Bank ("Coastal" or the "Bank") are liable for any loss incurred by the FDIC, or any loss which the FDIC reasonably anticipates incurring, in connection with the default of one or more of the commonly-controlled institutions. The FDIC had up to two years from September 6, 1991 to assert a cross guaranty claim against the Bank.

On September 3, 1991, the Company announced that Coastal had filed an application with the FDIC for a waiver of any cross guaranty liability arising from Suffield Bank. On September 9, 1992, the FDIC notified Coastal that it had denied this request. The FDIC also indicated that it had authorized the issuance of an assessment of liability under the cross guaranty provision and claimed an anticipated loss to the Bank Insurance Fund resulting from the failure of Suffield Bank in an amount which, if successfully asserted, would likely result in the appointment of a receiver for Coastal. The FDIC delegated to the Director of Supervision the authority to negotiate a settlement of the cross guaranty liability prior to issuing a notice of assessment. On September 1, 1993, the FDIC notified Coastal that it had until February 14, 1994 or such later date as may be extended by the FDIC, to reach a settlement with the FDIC over the FDIC's cross guaranty claim against Coastal resulting from the September 1991 failure of Suffield Bank. In establishing a February 14, 1994 deadline for payment of the cross guaranty liability, the FDIC indicated that its intention was to negotiate a reasonable settlement of the cross guaranty claim, which would enable the FDIC to maximize its recovery of losses incurred as a result of the failure of the affiliated Suffield Bank.

On April 26, 1994, the Company, Coastal Bancorp ("Bancorp") and the Bank entered into a definitive Settlement Agreement with the FDIC (the "Original Settlement Agreement"). The Original Settlement Agreement provided that in consideration for the waiver of the FDIC's cross guaranty claim against the Bank, the FDIC would receive shares of a new class of convertible preferred stock of Coastal, representing on conversion a 95% ownership position in the Bank. The waiver of the cross guaranty claim was conditional and would become final and unconditional upon the earlier of the date on which no shares of the convertible preferred stock were outstanding or three years after the closing date of the settlement, provided there had been no judicial determinations (or pending actions asserting) that the stock was not validly issued, fully paid or non-assessable.

Pursuant to the Original Settlement Agreement, the preferred stock would automatically convert to common stock upon its sale by the FDIC to any third party. The outstanding common stock of

Coastal, representing a 5% ownership interest in the Bank on a post conversion basis, would continue to be held by the Company. While the preferred stock was to be voting stock, the FDIC agreed to grant a revocable proxy to Coastal so that such shares would be voted in proportion to the votes cast by the other holders of the Bank's common stock, subject to certain exceptions and limitations.

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

On July 20, 1994, prior to the Company submitting the Original Settlement Agreement to its stockholders for approval, the United States Court of Federal Claims issued an opinion in a case captioned Branch v. United States, No. 93-133C ("Branch"), which raised significant taking issues under the U.S. Constitution adverse to the FDIC in connection with its assertion of cross guaranty claims. After considering the Branch decision, the Boards of Directors of the Company and the Bank concluded that it was in the best interests of the Company, the Bank and the Company's stockholders to seek to modify the terms of the Original Settlement Agreement.

Following extensive negotiations by the parties, the FDIC, the Company and the Bank entered into the Amended and Restated Settlement Agreement dated as of November 23, 1994 (the "Amended and Restated Settlement Agreement"), providing for the settlement of the FDIC's cross guaranty claim against the Bank.

On January 31, 1995, following the receipt of stockholder approval, the Company, Coastal and the FDIC consummated the Amended and Restated Settlement Agreement, pursuant to which the Company issued to the FDIC a non-recourse promissory note (the "Note" or the "FDIC Note") in the principal amount of $9.0 million in consideration of the unconditional and irrevocable waiver and release of the cross guaranty claim. As a result of the consummation of the Amended and Restated Settlement Agreement, the Company recognized an extraordinary charge to earnings of $9.0 million in the financial statements for the year ended December 31, 1994. The Company's obligations under the Note are secured by a pledge by the Company of 100,000 shares of common stock, par value $1.00 per share, of the Bank ("CSB Common Stock"), representing 100% of the outstanding CSB Common Stock, pursuant to a Stock Pledge Agreement between the Company and the FDIC dated January 31, 1995 (the "Stock Pledge Agreement"). The Stock Pledge
Agreement  provides  that the  Company  retains  the right to  receive  all cash dividends declared and paid on the pledged shares of CSB Common Stock and to exercise all voting rights with respect to such shares for so long as no event of default exists thereunder. Payment of principal and interest under the Note is deferred until the "Maturity Date," which is January 31, 1997. If prior to such Maturity Date the Company and the Bank have entered into a definitive agreement regarding either an acquisition or recapitalization of the Company and the Bank that, in either case, provides the Company with proceeds sufficient to pay the FDIC the unpaid principal amount and interest under the Note, the Maturity Date will be extended until the earlier of (i) July 31, 1997, (ii) the first business day following January 31, 1997 on which such definitive agreement is terminated or (iii) the date of closing of the acquisition or recapitalization of the Company and the Bank.

The Note bears interest (i) at a rate per annum equal to 5% from January 31, 1995 through February 1, 1996 and at a rate per annum equal to 6.5% thereafter (compounded quarterly) to and including the earlier of (x) the date on which the FDIC receives payment of the unpaid principal amount and accrued interest in full or (y) the day prior to the Maturity Date; or alternatively, in the event that there is an acquisition of the Bank by a third party, (ii) in an aggregate amount equal to one half of any proceeds over $11.5 million received by the Company from the sale of the Bank. The Amended and Restated Settlement Agreement provides that if the Bank is sold prior to the Maturity Date, the aggregate consideration paid by the acquiror in connection with such transaction will be distributed in satisfaction of the Company's obligations under the Note as follows: the first $9.0 million will be paid to the FDIC, the next $2.5 million of such consideration will be paid to the Company, and any consideration over $11.5 million will be divided equally between the FDIC and the Company.

On January 31, 1996, the Company announced that it intends to pursue a recapitalization of the Company as the means to facilitate the satisfaction of the Company's $9.0 million FDIC Note. As part of the recapitalization, the Company expects to raise approximately $3.0 to $4.0 million through an offering of its common stock, including a rights offering to the Company's existing stockholders. The offering will be made only by means of a prospectus. In addition to the proceeds from the common stock offering, the Company also expects to use funds derived from dividends from the Bank and the proceeds from a loan to satisfy its obligation under the FDIC Note. The recapitalization and related transactions are subject to a number of conditions, including the receipt of appropriate regulatory approvals, and there can be no assurance that such recapitalization and related transactions will be consummated or that the Company will be successful in repaying the FDIC Note. The Company anticipates that the recapitalization would be completed in the third quarter of 1996.

FDIC Order to Cease and Desist and Memorandum of Understanding

Effective as of January 23, 1992, Coastal consented to an Order to Cease and Desist (the "Order") issued by the FDIC and concurred with by the Maine Bureau of Banking (the "Maine Bureau of Banking"). The Order required Coastal to cease and desist from operating with an excessive volume of adversely classified assets, engaging in any lending or management practices which are detrimental to the Bank, engaging in violations of applicable laws and regulations, operating with inadequate loan documentation, engaging in practices which produce inadequate operating income and excessive loan losses, operating with inadequate allowance for loan losses for the kind and quality of loans held, failing to submit Reports of Condition and Income to the FDIC in accordance with instructions, operating with inadequate liquidity and operating with excessive interest rate risk exposure. The Order also required that certain affirmative actions be taken relating to the preparation of certain plans and analyses and the maintenance of specified capital ratios.

Effective December 8, 1994, the FDIC terminated the Order. The Order was replaced with a Memorandum of Understanding ("Memorandum") among the Bank, the FDIC and the Maine Bureau of Banking effective as of November 22, 1994. The Memorandum provides, among other things, that (i) the Bank continue to maintain its allowance for loan and lease losses in accordance with applicable regulatory requirements, (ii) the Board of Directors of the Bank continue to review the adequacy of the Bank's loan and lease loss reserves and provide for adequate reserves, (iii) the Bank continue to have a Tier 1 capital to total assets ratio at or in excess of 6.0%, (iv) the Bank continue to comply with the FDIC's Statement of Policy on Risk-Based Capital, (v) the Bank provide monthly progress reports regarding substandard or doubtful assets, (vi) the Bank agree not to extend or renew credit to, or for the benefit of, any borrower who or which has a loan or other extension of credit with the Bank that has been charged-off or classified in whole or in part, loss, doubtful or substandard and is uncollected unless certain conditions are met, (vii) the Bank not declare or pay any dividends without the prior written consent of the FDIC and the Maine Bureau of Banking, and (viii) the Bank continue to furnish written progress reports detailing the form and manner of any action taken to seek to secure compliance with the Memorandum. In addition, the Board of Directors is required to develop a written plan of action to reduce the Bank's risk position with respect to each borrower who had outstanding principal debt owing to the Bank in excess of $500,000 and for the formulation of a strategic plan and policies covering investments, funds management and various lending policies.

Federal Reserve Memorandum of Understanding

In March 1988, the Company entered into a Memorandum of Understanding with the Federal Reserve Bank of Boston which provided, among other things, for the formulation of plans and policies covering capital adequacy, funds management, the Company's management information system and the adoption of a written dividend policy consistent with the policies of the Board of Governors of the Federal Reserve System (the "Federal Reserve") regarding the payment of cash dividends by bank holding companies. Management originally addressed these matters by developing plans and policies which were submitted to the Federal Reserve in 1988, and updated such plans and policies in 1992 and 1995. Effective March 13, 1995, the Federal Reserve Bank of Boston terminated the Memorandum of Understanding.

Note B.  ACCOUNTING POLICIES

Business

First Coastal Corporation (formerly Suffield Financial Corporation), a Delaware Corporation, was organized in January 1987 for the purpose of becoming the parent holding company of Suffield Bank following Suffield Bank's conversion from mutual to stock form. The Company acquired Coastal Bancorp, a Maine corporation, which was the bank holding company of Coastal Savings Bank, a Maine chartered, stock savings bank, on April 1, 1987. On September 6, 1991, Suffield Bank was placed in receivership by the Connecticut Department of Banking, leaving the Bank as the Company's principal operating subsidiary. On July 26, 1994, Coastal Bancorp was dissolved with the effect that the Bank became a direct wholly-owned subsidiary of the Company. The principal business of the Bank consists of retail and commercial banking, including attracting deposits from the general public and originating residential mortgage, consumer, commercial and small business loans. Deposits are federally insured by the Bank Insurance Fund ("BIF"), which is administered by the FDIC.

Coastal Savings Bank was formed in 1981 as a Maine-chartered savings bank through the consolidation of Brunswick Savings Institution and York County Savings Bank, which were organized in 1858 and 1860, respectively. On July 11, 1984, the Bank completed its conversion to a Maine stock savings bank.

Basis of Presentation

The consolidated financial statements of the Company and subsidiary have been prepared in conformity with generally accepted accounting principles and reporting practices applied in the banking industry. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Prior period amounts are reclassified when necessary to conform with the current year's presentation. Set forth below is a summary of the significant accounting policies.

Most of the Company's commercial real estate loans as of December 31, 1995 are collateralized by real estate in Maine which has experienced a significant decline in value since the market peak in the late 1980's. In addition, all of the real estate owned ("REO") are located in this same market. Accordingly, the ultimate collectibility of a substantial portion of the Company's loan portfolio and the recovery of a substantial portion of the carrying amount of REO have been impacted by this real estate market decline and are particularly susceptible to changes in market conditions in Maine.

While management uses available information to recognize losses on loans and REO, future additions to the allowance for loan losses ("Allowance") or writedowns  may be  necessary  based  on  changes  in  economic  conditions.  In addition, various regulatory authorities, as an integral part of their examination process, periodically review the Company's Allowance and the carrying value of REO. Such authorities may require the Company to recognize additions to the Allowance and/or write down the carrying value of REO based on their judgments of information available to them at the time of their examination.

New Accounting Standards

In May 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard (SFAS) No. 122, Mortgage Servicing Rights, which amends FASB Statement No. 65, Accounting for Certain Mortgage Banking Activities. This standard eliminates the distinction between purchased and originated mortgage servicing rights and establishes the use of a valuation allowance to recognize any impairment in the fair value of mortgage servicing rights. The Company believes that there will be no material impact to its financial position and results of operations upon adopting FASB Statement No. 122 when required in 1996.

In addition, during October 1995, FASB issued SFAS No. 123, Accounting for Stock-Based Compensation, which establishes fair-value based accounting to recognize compensation expense related to stock-based transactions. For employers, the fair-value based recognition provisions are not mandatory;
however certain disclosure requirements are provided. The Company intends to comply with the disclosure requirements when required in 1996 and expects no material impact to its financial statements or results of operations upon adoption.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Investment Securities

Effective January 1, 1994, with the implementation of FASB Statement No. 115, investment securities classified as available for sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity. Investment securities held to maturity are stated at cost adjusted for amortization of bond premiums and accretion of bond discounts. There was no effect to the Company's financial statements or results of operations on January 1, 1994 as a result of implementing FASB Statement No. 115. For the year ended December 31, 1995, investment securities classified as available for sale increased in fair value by $323,000 as a result of declining interest rates.

As of December 31, 1995, the Company's investment accounting policy states that all securities purchased with an original maturity of over one year, other than mortgage backed securities originated by the Bank with current loan production, will be classified as available for sale. Securities purchased with an original maturity of one year or less, or callable U.S. government agency notes, will be considered held-to-maturity. Mortgage backed securities originated by the Bank with current loan productions, will be classified as trading securities.

Assets Held for Sale Stated at Market Value

Assets held for sale, consisting primarily of residential mortgages originated for the purpose of potential sale, are valued at the lower of cost or market.

Loans

Interest on loans is accrued and credited to operations based on the principal amount outstanding. The accrual of interest income is discontinued when a loan becomes delinquent and, in management's opinion, borrowers may be unable to meet contractual obligations. Such accrual is discontinued where interest or principal is 90 days or more past due, unless the loans are deemed to be adequately secured and in the process of collection. In these instances, interest is recognized only when received. When interest accruals are discontinued, unpaid interest credited to income in the current year is reversed and interest accrued in prior years is charged to the Allowance.

Loan origination fees and certain direct loan origination costs are deferred and the new amount amortized as an adjustment to the related loan yield over the estimated contractual life of the loan.

Allowance for Loan Losses

The Allowance is maintained at a level believed adequate by management to absorb potential losses inherent in the current loan portfolio. Management's determination of the adequacy of the Allowance is based on an evaluation of the portfolio, past and expected loan loss experience, current economic conditions, growth and diversification of the loan portfolio, the results of the most recent regulatory examinations, the nature and level of nonperforming assets, impaired loans and loans that have been identified as potential problems, the adequacy of collateral and other relevant factors. The Allowance is increased by provisions for loan losses charged against income and recoveries on loans previously charged off.

The Company adopted FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan, on January 1, 1995. Under the new standard, a loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Management identifies impaired loans on a loan-by-loan basis. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, with the exception of all collateral-dependent loans, which are measured for impairment based on the fair value of the collateral. The adoption of FASB Statement No. 114 resulted in no additional provision for loan losses as determined at January 1, 1995 and December 31, 1995.

Real Estate Owned ("REO")

REO, other than bank premises, consists of properties acquired through mortgage loan foreclosure proceedings or in satisfaction of loans. REO is initially recorded at the lower of cost or fair value (minus estimated costs to sell) at the date of foreclosure and any difference is charged to the Allowance at the time of reclassification. Subsequently, the values of such properties are reviewed by management and writedowns, if any, are charged to expense.

Premises and Equipment

Premises and equipment are stated at cost less accumulated provisions for depreciation and amortization, computed using the straight-line method over estimated useful lives.

Income Taxes

The Company adopted FASB Statement No. 109, Accounting for Income Taxes, in 1993 which requires a change from the deferred method of accounting for income taxes of APB Opinion 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method of Statement No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. At December 31, 1995, the Company estimated that net operating loss ("NOL") carryforwards for federal income tax return purposes of $6.8 million were available to offset future taxable income. Due to the uncertainty that the benefit of net deferred tax assets will be realized, a full valuation allowance has been recorded at December 31, 1995 and December 31, 1994.

Retirement Benefits

Coastal has a non-contributory defined benefit pension plan covering substantially all of their officers and employees. The benefit formula is based on a covered employee's final average compensation and credited service. The funding policy for this plan is to contribute amounts to the plan sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, plus such additional amounts as the Bank may periodically determine to be appropriate.

Note C. NONINTEREST EARNING DEPOSITS AND CASH

Noninterest bearing deposits and cash balances at December 31, 1995 are subject to withdrawal and usage restrictions of $100,000 to be maintained at the Federal Reserve Bank of Boston to meet Coastal's reserve requirements.

Note D. INVESTMENT SECURITIES

The following table sets forth the amortized cost, fair market value and gross unrealized gains and losses of investment securities for each major security type at December 31, 1995:

                                                                         December 31, 1995
                                                  --------------------------------------------------------------
                                                                         Fair             Gross            Gross
                                                   Amortized           Market        Unrealized       Unrealized
(in thousands)                                          Cost            Value             Gains           Losses
- ----------------------------------------------------------------------------------------------------------------
Available for Sale:
    U.S. government obligations                      $ 4,998           $5,014              $ 23           $   (7)
    Mortgage backed securities                           765              787                22                -
    Equity/mutual fund                                 2,000            2,000                 -                -
    Other                                                125              125                 -                -
                                                     -------           ------           -------          -------
                                                      $7,888           $7,926              $ 45            $  (7)
                                                      ======           ======              ====            =====

Held to Maturity:
    U.S. government obligations                      $   993           $  995              $  2                -
    U.S. government agency
       callable notes                                 10,793           10,914               121                -
                                                     -------          -------              ----          -------
                                                     $11,786          $11,909              $123                -
                                                     =======          =======              ====          =======

The following table sets forth the amortized cost, fair market value and gross unrealized gains and losses of investment securities for each major security type at December 31, 1994:

                                                                          December 31, 1994
                                                  ---------------------------------------------------------------
                                                                         Fair             Gross            Gross
                                                   Amortized           Market        Unrealized       Unrealized
(in thousands)                                          Cost            Value             Gains           Losses
- -----------------------------------------------------------------------------------------------------------------
Available for sale:
    U.S. government obligations                      $ 4,993           $4,852                 -           $ (141)
    Mortgage backed securities                           896              858                 -              (38)
    Equity/mutual fund                                 4,000            3,894                 -             (106)
    Other                                                320              320                 -                -
                                                   ---------          -------         ---------        ---------
                                                     $10,209           $9,924                 -           $ (285)
                                                     =======           ======         =========           ======
Held to maturity:
    U.S. government obligations                       $6,822           $6,792                 -            $ (30)
                                                      ------           ------         ---------            -----
                                                      $6,822           $6,792                 -            $ (30)
                                                      ======           ======         =========            =====

Trading securities:
    Mortgage backed securities                        $1,008            $ 915                 -            $ (93)
                                                      ------            -----         ---------            -----
                                                      $1,008            $ 915                 -            $ (93)
                                                      ======            =====         =========            =====


The following is a summary of gross realized gains and losses on investment securities sold for 1995, 1994 and 1993. The 1995 and 1994 security gains and losses were all related to securities classified as available for sale. For computation of gross realized gains and losses, cost was determined by the specific identification method.

                                                                              December 31,
                                               ------------------------------------------------------------------------
                                                      1995                       1994                      1993
                                                    Gross Realized             Gross Realized            Gross Realized
                                               ---------------------     ----------------------     --------------------
(in thousands)                                  Gains       Losses         Gains       Losses        Gains       Losses
- -----------------------------------------------------------------------------------------------------------------------
Sales of:
U.S. government obligations                         -            -             -            -        $  62            -
U.S. government agency                          $   1            -             -            -           59            -
Mortgage-backed securities                          -            -             -            -            -            -
Equity securities                                   7        $ (12)        $  38            -            -        $ (22)
                                               ------        -----         -----      -------     --------        -----
                                                $   8        $ (12)        $  38            -         $121        $ (22)
                                                =====        =====         =====      =======         ====        =====

The following table represents the contractual maturities for investments in debt securities for each major security type at December 31, 1995:

                                                                          December 31, 1995
                                                  -------------------------------------------------------------
                                                                              Maturing
                                                  -------------------------------------------------------------
                                                                    After One        After Five
                                                      Within       But Within        But Within         After
(in thousands)                                      One Year       Five Years         Ten Years       Ten Years
- ----------------------------------------------------------------------------------------------------------------
Available for sale:
    U.S. government obligations                       $4,020           $  994                                  -
    Mortgage backed securities                             -                -                 -           $  787
                                                  ----------        ---------         ---------           ------
                                                      $4,020           $  994                 -           $  787
                                                      ======           ======         =========           ======

Held to maturity:
    U.S. government obligations                       $  993                -                -                 -
    U.S. government agency callable
       notes (final maturity)                              -           $8,991            $1,802                -
                                                   ---------           ------            ------        ---------
                                                      $  993           $8,991            $1,802                -
                                                      ======           ======            ======        =========

Investment securities gains and losses as reported in the consolidated statement of operations include for the years ended 1995, 1994 and 1993, a loss of $4,000, a gain of $38,000 and a loss of $99,000, respectively.

At December 31, 1995, the Company had $200,000 of securities pledged as collateral to secure public and private deposits.


Note E. LOANS

Loans consisted of the following:
                                                     December 31,
                                             -------------------------
(in thousands)                                 1995               1994
- ----------------------------------------------------------------------

Real estate mortgage loans:
    Residential                            $ 30,966           $ 33,158
    Commercial                               50,797             57,997
Commercial and industrial loans               2,524              2,510
Consumer and other loans                     16,263             15,991
                                          ---------         ----------
                                           $100,550           $109,656
                                           ========           ========

Included in interest and fees on loans as reported in the consolidated statements of operations are origination, commitment, late charges and application fees for the years ended December 31, 1995, 1994 and 1993 of $95,000, $277,000, and $251,000, respectively.

As of December 31, 1995 and 1994, the Company was servicing loans for others of $53.7 million and $57.0 million, respectively. As of December 31, 1995 and 1994, Coastal had approximately $1,504,000 and $1,468,000 in excess residential mortgage servicing fees reflected in other assets. This amount is being amortized over the expected average life of the loans. Accumulated amortization was approximately $663,000 and $464,000 at December 31, 1995 and 1994, respectively. As of December 31, 1995 and 1994, the Bank reflects a valuation reserve of $132,000 against the deferred mortgage servicing asset as a result of higher than anticipated prepayments on serviced loans.

At December 31, 1995, Coastal had no binding commitments for the sale of mortgage loans held for sale.

At December 31, 1995, Coastal had $12,136,281 of loans pledged to the Federal Home Loan Bank ("FHLB") of Boston as collateral for outstanding advances of $6,000,000.

Information with respect to nonperforming loans was as follows:

                                                  December 31,
                                 ---------------------------------------------
(in thousands)                      1995               1994               1993
- ------------------------------------------------------------------------------

Nonaccrual loans                  $1,948             $4,340             $1,220
Accruing loans past due
    90 days or more                  169                258                249
Restructured loans                 3,427              1,483              4,212
                                  ------             ------             ------
                                  $5,544             $6,081             $5,681
                                  ======             ======             ======

Interest income recognized on nonaccrual and restructured loans totaled $406,000, $154,000 and $280,000 in 1995, 1994 and 1993, respectively. Had interest income on these year-end loans been paid at the contracted rates and due dates, the Company would have recorded additional interest income in 1995, 1994 and 1993 of $81,000, $130,000 and $28,000, respectively.

Management reviews impaired loans on a case by case basis. If management believes there is a high probability of a loss of principal or interest, then such loans are determined to be impaired. At December 31, 1995, the recorded investment in loans for which impairment has been recognized in accordance with FASB Statement No. 114 totaled $3.7 million, of which $230,000 related to loans with no allocated reserve because the loans have been partially written down through charge-offs and $3.5 million related to loans with corresponding allocated reserves of $398,000 (representing 15% of the Allowance of $2.7 million) for the year ended December 31, 1995. Included in the impaired loans total is $301,000 in nonaccrual loans and $3.4 million in restructured loans.

Impaired loans consisted of the following:

(in thousands)                                           December 31, 1995
- ---------------------------------------------------------------------------

Real estate mortgage loans:
    Residential                                                    $   301
    Commercial                                                       3,427
Real estate construction loans                                           -
Commercial and industrial loans                                          -
Consumer and other loans                                                 -
                                                                ----------
                                                                    $3,728
                                                                ==========

All impaired loans were secured by real estate at December 31, 1995 and accounted for by the lower of the fair value of the collateral or amortized book value.

Unfunded loan commitments for December 31, 1995 and 1994 were approximately $8.0 million and $7.8 million, respectively, consisting primarily of home equity lines of credit secured by real estate. There were no standby letters of credit for the years ended December 31, 1995 and 1994.

Loan commitments include unfunded portions of real estate, construction and other loans and unused lines of credit. Loan commitments are subject to the same credit policies as loans and generally have expiration dates and termination clauses. Coastal obtains collateral to secure loans based upon management's credit assessment of the borrower. Collateral held varies but may include receivables, inventory, equipment and real estate.


Note F. ALLOWANCE FOR LOAN LOSSES

Changes in the Allowance were as follows:

                                              Year Ended December 31,
                                 ----------------------------------------------
(in thousands)                       1995               1994               1993
- -------------------------------------------------------------------------------

Balance at beginning
    of year                        $4,042             $3,642             $4,280
Charge-offs                        (1,333)              (290)            (1,369)
Recoveries                            375                583                761
                                 --------           --------           --------
    Net charge-offs                  (958)               293               (608)
Provision for loan losses            (425)               107                (30)
                                 --------           --------           --------
Balance at end of year             $2,659             $4,042             $3,642
                                   ======             ======             ======

The Allowance is maintained at a level believed adequate by management to absorb potential losses inherent in the current loan portfolio. Management's determination of the adequacy of the Allowance is based on an evaluation of the portfolio, past and expected loan loss experience, current economic conditions, growth and diversification of the loan portfolio, the results of the most recent regulatory examinations, the nature and level of nonperforming assets, impaired loans and loans that have been identified as potential problems, the adequacy of collateral and other relevant factors. The Allowance is increased by provisions for loan losses charged against income and recoveries on loans previously charged-off.

While the current level of the Allowance is believed to be adequate, the Company continues to hold a large concentration of commercial real estate loans that remain vulnerable to loan default. Deterioration in the local economy or real estate market, or upward movements in interest rates, could have an adverse effect on the performance of the loan portfolio that could result in the need for an increase in the Allowance. Conversely, further improvement in the overall asset quality, favorable economic conditions or a favorable local real estate market could positively affect the Allowance.

The Allowance at December 31, 1995 equaled $2,659,000 as compared to $4,042,000 at December 31, 1994. The reduction in the Allowance is the result of substantial loan charge-offs in the amount of $1,333,000 and negative provision expense totaling $425,000, partially offset by loan loss recoveries of $375,000. The loan charge-offs were largely associated with previously identified loan loss exposure taken into consideration as a part of management's review of the Allowance at December 31, 1994. The negative provision for loan loss expense for the year of $425,000 was largely the result of management's determination as part of its December 31, 1995 review of the Allowance that a surplus existed in the Allowance, leading to the decision to effect a reversal of provision for loan loss expense in the amount of $675,000 in the fourth quarter of 1995.

Note G. PREMISES AND EQUIPMENT

Premises and equipment consisted of the following:

                                                      December 31,
                                             ---------------------------
(in thousands)                                 1995                 1994
- ------------------------------------------------------------------------

Land                                         $  423               $  423
Buildings and building improvements           2,774                2,670
Leasehold improvements                          371                  374
Equipment                                     2,715                3,001
                                             ------               ------
                                              6,283                6,468
Less:  Accumulated depreciation
       and amortization                       3,210                3,527
                                             ------               ------
                                             $3,073               $2,941
                                             ======               ======

Total rental expense for all leases was $75,000, $163,000 and $196,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

Future minimum payments, by year and in the aggregate, for all noncancelable operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 1995:


(in thousands)                                             December 31,
- -----------------------------------------------------------------------------
                                                    1996                 $ 67
                                                    1997                   68
                                                    1998                   71
                                                    1999                   75
                                                    2000                   78
                                                                        -----
                                                                         $359
                                                                        =====

All leases are for premises and include options to renew for periods ranging from 1 to 5 years.

Note H. DEPOSITS

Deposits consisted of the following:
                                                         December 31,
                                                ----------------------------
(in thousands)                                        1995              1994
- ----------------------------------------------------------------------------

Noninterest bearing demand deposits                $ 5,128          $  5,425
Interest bearing demand deposits                    15,741            17,300
Savings and escrow deposits                         42,020            48,205
Time deposits                                       62,776            59,107
                                                ----------        ----------
                                                  $125,665          $130,037
                                                  ========          ========

Included in 1995 time deposits is $1,709,000 of deposits of $100,000 or more.

Detail of interest expense on deposits:

                                                    December 31,
                                   --------------------------------------------
(in thousands)                         1995              1994              1993
- -------------------------------------------------------------------------------

Interest bearing demand deposits     $  357            $  403            $  443
Savings deposits                      1,286             1,402             1,593
Other time deposits                   3,237             2,693             3,319
Time deposits of $100,000 or more        97               112                67
                                  ---------          --------         ---------
                                     $4,977            $4,610            $5,422
                                     ======            ======            ======

Total interest paid on deposits was $4,961,000, $4,420,000 and $5,470,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

Note I. BORROWINGS

Advances From Federal Home Loan Bank of Boston

Maturities of advances from the FHLB of Boston outstanding at December 31, 1995 are as follows:

                                                              Weighted Average
                        (in thousands)              Rates      Interest Rate
- -------------------------------------------------------------------------------
           1997                 $2,000              6.06%              6.06%
           1998                  4,000        5.32%-5.92%              5.62%
                               -------
                                $6,000                                 5.77%
                                ======



Under applicable FHLB regulations, member banks are required to maintain at all times an amount of qualified collateral that is at least sufficient to satisfy the established collateral maintenance level. Depending on the ratio of tangible capital to assets as defined by the FHLB and certain other factors, each member bank is assigned by the FHLB to one of three collateral status groups:

         1. Blanket Lien Status - tangible capital of 4.5% or more of assets;
         2. Listing/Segregation Status - tangible capital below 4.5% of assets; and
         3. Delivery (Possession) Status - tangible capital below 3.5% of assets.

Although its tangible capital is above 3.5% of assets, Coastal is in delivery status. Because of the potential contingent liability of affiliated institutions within a holding company structure, the FHLB closely reviews the financial condition of a member bank's parent company. If a member Bank's parent holding company has a low tangible capital ratio or is experiencing substantial financial problems, the member Bank may be assigned to listing or delivery status. In connection with the waiver and release of the FDIC cross guaranty claim, the Bank requested the removal of the foregoing restrictions imposed by the FHLB. On May 1, 1995, the Bank received a letter from the FHLB stating that it will lengthen the maturity restriction on new fixed term and fixed rate advances from six months to one year.

Total interest paid on FHLB advances amounted to $498,000, $1,159,000 and $1,872,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

FDIC Note

No interest was paid on the FDIC Note for the year ended December 31, 1995. Under the terms of the Note, interest and principal are deferred until the Note's maturity date, which is January 31, 1997, subject to extension under certain limited circumstances. Interest accrued on the Note amounted to approximately $419,000 through December 31, 1995. (See Note A).

Federal Reserve Bank of Boston

Coastal also has been approved by the Federal Reserve Bank of Boston to obtain liquidity from its discount window. No funds have been, or are anticipated to be, obtained from this source.

Note J. RESTRICTIONS ON SUBSIDIARY DIVIDENDS, LOANS OR ADVANCES

Payment of dividends by the Company on its stock is subject to various restrictions. Among these restrictions is a requirement under Delaware corporate law that dividends may be paid by the Company out of its surplus or, in the event there is no surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

The Amended and Restated Settlement Agreement, which was consummated on January 31, 1995, prohibits the payment of dividends by the Company to its stockholders on any class of stock (except for a dividend paid in shares of the Company's common stock, or in any other stock of the Company) until the unpaid principal amount and interest under the Note are paid in full in accordance with the terms thereof.

The principal source of cash for the parent company would normally be a dividend from Coastal; however, certain restrictions also exist regarding the ability of Coastal to transfer funds to the Company in the form of cash dividends, loans or advances. The most significant of these are described below.

Maine corporate law generally provides that dividends may only be paid out of unreserved and unrestricted earned surplus or unreserved and unrestricted net earnings of the current fiscal year and the next preceding fiscal year taken as a single period. Maine banking law also imposes certain restrictions, including the requirement that the Bank establish and maintain adequate levels of capital as set forth in rules adopted by the Maine Bureau of Banking.

The Amended and Restated Settlement Agreement provides that the Bank may not declare any dividends, except as necessary to pay the operating expenses of the Company as approved from time to time by both the FDIC and the Maine Bureau of Banking. The Amended and Restated Settlement Agreement further provides that such operating expenses may not include any amounts for accrued interest on the Note.

The Memorandum (effective November 22, 1994) provides that the Bank may not pay or declare any dividends without the prior written consent of the FDIC and the Maine Bureau of Banking.

On November 13, 1995 and November 30, 1994, following the receipt of appropriate regulatory approvals, Coastal paid the Company cash dividends of $200,000 and $175,000, respectively, for certain current and anticipated operating expenses of the Company.

Note K. REVERSE STOCK SPLIT

On May 31, 1995, the Company effected a one-for-ten reverse stock split with respect to the issued and outstanding shares of the Company's common stock, which was approved by the Company's stockholders on January 31, 1995. As a result of the reverse stock split, the number of outstanding shares of common stock of the Company was reduced from 6,006,745 shares (determined at the close of business on May 31, 1995) to 600,361 shares. As a result, approximately $5,407,000 was transferred from the Company's common stock account to paid-in capital. All applicable share and per share data appearing in the consolidated financial statements and notes thereto have been retroactively adjusted for the reverse stock split.

Note L. BENEFIT PLANS

Pension Plan

The pension plan (the "Pension Plan") is a noncontributory defined benefit plan, which provides retirement benefits to substantially all Bank employees. Requirements for participation in the Pension Plan are that an employee work more than 1,000 hours per year, have completed at least one year of service and have attained twenty-one years of age. Employees become 100% vested after five years of eligible service subsequent to their eighteenth birthday.

The Bank contributes such amounts as are necessary to provide assets sufficient to meet the benefits to be paid under the terms of the Pension Plan. The Bank has made contributions in amounts sufficient to fund the Pension Plan's current service cost and the initial past service cost plus interest over a period of 30 years. The Pension Plan has met the ERISA minimum funding requirements.

The Bank has the right to discontinue its contributions at any time and to terminate the Pension Plan subject to the provisions of ERISA.

Pension expense for the Pension Plan was $14,000 for each of the years ended December 31, 1995 and December 31, 1994, as compared to a credit of $23,000 for the year ended December 31, 1993.

The following table sets forth the Pension Plan's funded status and amounts recognized in the consolidated financial statements:

                                                       Year Ended December 31,
                                                       ----------------------
(in thousands)                                          1995             1994
- -----------------------------------------------------------------------------

Actuarial Present Value of Benefit Obligations:
 Accumulated benefit obligation
  (including vested benefits
  obligation of $1,327 in 1995 and
  $1,241 in 1994)                                     $1,414           $1,300
 Effects of future salary increases                      185              138
                                                      ------           ------
 Projected benefit obligation                          1,599            1,438
Fair value of plan assets (primarily
  listed stocks, U.S. bonds and
  insurance contracts)                                 1,921            1,623
                                                       -----            -----
Plan assets in excess of projected
  benefit obligation                                     322              185
Unrecognized prior service cost                           (5)              (6)
Unrecognized transition amount                          (120)            (146)
Unrecognized loss                                        107              217
                                                      ------           ------
Prepaid pension expense                                $ 304           $  250
                                                       =====           ======

The components of net pension expense (credit) are as follows:

                                                  Year Ended December 31,
                                          -------------------------------------
(in thousands)                              1995           1994            1993
- -------------------------------------------------------------------------------

Service cost - benefits                      $62          $  67           $  36
Interest cost of projected
  benefits                                   110            102              90
Actual return on plan assets                (300)            18            (216)
Net amortization and deferral                142           (173)             67
                                           -----           ----          ------
Net pension expense (credit)              $   14          $  14           $ (23)
                                          ======          =====          =======


The weighted average discount rate used was 7.5%, 8.25% and 7.0% in 1995, 1994 and 1993, respectively, and the increase in future compensation levels used was 5.5%, 6.0% and 5.5% in 1995, 1994 and 1993, respectively, in determining the actuarial present value of the projected benefit obligation. The expected long-term rate of return on assets was 8.0% for 1995, 1994 and 1993.

The Bank provides no post retirement benefits other than pensions.

Stock Option Plan

The Company has a Stock Option Plan ("Stock Option Plan") to purchase shares of common stock of the Company. Unless terminated by the Board of Directors, the Stock Option Plan will automatically terminate on September 18, 1996. The total number of shares of common stock for which options may be issued under the Stock Option Plan, adjusted as a result of the reverse stock split, is 55,189. A summary of transactions under the Stock Option Plan follows:

                                             Shares               Option
                                              Under             Price Range
                                             Option              Per Share
- -------------------------------------------------------------------------------

Outstanding at January 1, 1993                4,726         $35.90  -   $157.40
Cancelled                                      (934)        117.90  -    141.00
                                              ------        -------------------
Outstanding at December 31, 1993              3,792          35.90  -    157.40
Cancelled                                      (658)         35.90
                                              ------     ----------------------
Outstanding at December 31, 1994              3,134          92.50  -    157.40
Cancelled                                    (2,667)         92.50  -    141.00
                                              ------     ----------------------
Outstanding at December 31, 1995                467        $141.00  -   $157.40
                                             ======        ====================

Note M.  INCOME TAXES

Due to the uncertainty that the benefit of the net deferred tax assets will be realized, a full valuation allowance has been recorded at December 31, 1995 and 1994.

A summary of income tax benefits is as follows:

                                           Year Ended December 31,
                              -------------------------------------------
(in thousands)                    1995              1994             1993
- -------------------------------------------------------------------------

Current                              -                 -              $(4)
                                     -                 -
Deferred                      --------          --------           ------
                                     -                 -           $   (4)
                              ========          ========           =======

A reconciliation of the difference between income tax benefit and the amount computed by applying the statutory federal income tax rate to income before income taxes, minority interest and extraordinary item is as follows:

                                                    Year Ended December 31,
                                            ----------------------------------
(in thousands)                                 1995           1994        1993
- ------------------------------------------------------------------------------

Federal income tax at statutory rate           $564            $33        $268
Increase (decrease)
  resulting from:
 Expiration of capital loss carryforwards     2,060              -           -
 Increase in net operating loss
  carryforwards                                (253)             -           -
 Net operating loss utilized                      -              -        (268)
 Change in valuation
  allowance                                  (2,454)           (35)          -
 Other items, net                                83              2          (4)
                                            -------       --------      -------
Income tax benefit                          $     0        $     0       $  (4)
                                            =======       ========      =======
- ------        -------       ------

Significant components of deferred income tax assets and liabilities at December 31, 1995 and 1994 are presented below:
                                                            December 31,
                                                     ---------------------
(in thousands)                                           1995         1994
- --------------------------------------------------------------------------

Deferred tax assets:
 Loans, principally due to
  allowance for losses                                   $904       $1,374
 REO, principally due to writedowns                       304          453
 Mark to market adjustments                                13          129
 Deferred loan fees                                         8           10
 Reserve for mortgage servicing rights                     45           45
 Investment writedowns                                     18           14
 Federal NOL credit and tax credit carryforward         2,392        2,139
 Capital loss carryforward                                 11        2,071
 State NOL credit carryforward                            143           81
FDIC Note                                               3,060        3,060
Other                                                      90           69
                                                      -------      -------
Total gross deferred tax assets before
  valuation reserve                                     6,988        9,445

Valuation reserve                                      (6,850)      (9,304)
                                                       ------       ------

Total gross deferred tax asset                            138          141
                                                      -------      -------

Deferred tax liabilities:
 Difference between tax and
  book basis of fixed assets                              138          141
                                                      -------       ------

Net deferred taxes                                   $      0     $      0
                                                     ========     ========

The net deferred tax asset at December 31, 1995 and December 31, 1994 is fully offset by a valuation allowance. The change in the balance of the valuation allowance in 1995 that is not allocated to continuing operations consists principally of the tax impact of the mark to market adjustment on available for sale securities. The amount of the valuation allowance will be reviewed annually or on an as needed basis.

At December 31, 1995, the Company had a NOL carryforward for federal income tax return purposes of approximately $6.8 million available to offset future taxable income. The NOL for federal income tax return purposes will expire in the years 1996 to 2010. If there is a subsequent "change of ownership" of the Company as defined by Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), the Companys's NOLs are subject to limitation as provided by the Code. See Note A regarding the determination of the Company to pursue a recapitalization as the means to facilitate the satisfaction of the FDIC Note.

In addition, as of December 31, 1995, the Company had a capital loss carryforward, which will expire in the years 1996 to 2000, of approximately $31,600 available to offset future capital gains, if any, from the sale of the Company's capital assets.

As of December 31, 1995, the Company had an Investment Tax Credit carryforward which will expire in the years 1997 to 2000, of approximately $77,000 available to offset future federal income taxes.

In 1990, Coastal Bancorp and its subsidiaries carried back their share of the consolidated net operating losses of the Suffield Financial Corporation and subsidiaries group to the years 1984, 1985 and 1986. Tentative tax refunds in the amount of $926,000 were paid to the Bank as a result of this carryback. In 1989 and 1990, Suffield Financial Corporation and Suffield Bank also carried back their share of the net operating losses of the group. A portion of the 1990 losses was carried back to the 1986 taxable year of the Suffield group as it existed before the acquisition of Coastal Bancorp and the Bank (the "Old Suffield Group") and resulted in a tentative refund of $1,973,000 and a portion of the 1989 losses was carried back to the years 1979 through 1985 of the Old Suffield Group and resulted in tentative refunds of $1,279,000.

All refunds in excess of $1.0 million must be approved by the Joint Committee on Taxation of the U.S. Congress. The Internal Revenue Service has reviewed and approved the refund claims and has forwarded the case to the Joint Committee on Taxation in Washington, D.C. with a recommendation that the refunds be approved as made. The final approval of the Joint Committee on Taxation is expected as early as the third quarter of 1996. If the Joint Committee on Taxation were to conclude that the losses were not eligible for the ten-year carryback, the Bank would be liable for the repayment of $926,000 of refunds plus interest and would increase its net operating loss carryforwards by $2.4 million. The Bank also believes that the requirements have been satisfied with respect to the carryback of 1989 and 1990 losses by Suffield Financial Corporation and Suffield Bank under the ten-year rule. In any event, none of the Company, Coastal Bancorp or the Bank were members of the Old Suffield Group in the above carryback years. Consequently, the Bank believes that in accordance with the consolidated return regulations, the Company, Coastal Bancorp or the Bank would not be liable for the repayment of any refunds generated by carryback to the Old Suffield Group.

The federal income tax returns of the Company have been examined and audited or closed without audit by the IRS for tax years through 1988 and such years are not subject to further IRS audit except with respect to carrybacks to those years.

NOTE N.  LITIGATION

As of December 31, 1995, there were various claims and lawsuits pending against the Company incidental to the ordinary course of business. In the opinion of management, after consultation with legal counsel, resolution of these matters is not expected to have a material effect on the consolidated financial position or results of operations.

Note O.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company's financial instruments as determined under FASB Statement No. 107 are as follows:
                                              December 31, 1995
                                             ----------------------
                                              Book             Fair
(in thousands)                               Value            Value
- -------------------------------------------------------------------

Financial Assets:
  Cash and cash equivalents (1)            $ 8,841         $  8,841
  Federal Funds sold                        10,000           10,000
  Trading Securities                             -                -
  Investment securities (2)
    Held-to-Maturity                        11,786           11,909
    Available for sale                       7,926            7,926
  Federal Home Loan Bank stock               1,315            1,315
  Assets held for sale                         281              281
  Loans, net of allowance (3)               97,869           99,837

Financial Liabilities:
  Deposits (4)                            $125,665         $128,273
  Borrowings (5)                            15,000           14,759

- --------------------


(1) The carrying amount of cash and cash equivalents approximates fair value due to their short maturity.
(2) The fair value of investment securities is based on quoted market prices, if available. If prices are not available, quotes for similar instruments and/or information supplied to management is used.
(3) The fair market value for fixed and adjustable rate loans was estimated using the discounted cash flow analysis. Variable rate loans are considered to be at fair value, since such loans change directly with the market rates. The estimated fair value of nonperforming loans are calculated by using book value less the specific amount of allocated reserve from the allowance for loan losses.
(4) For deposit liabilities with no defined maturities, the fair value is the amount payable on demand. Term deposits were estimated using the discounted cash flow analysis.
(5) The fair value for FHLB borrowings and FDIC Note was estimated using the discounted cash flow analysis.


Note P. OTHER EXPENSES

Included in other expenses are:
                                          Year Ended December 31,
                                  -----------------------------------------
(in thousands)                      1995             1994             1993
- ---------------------------------------------------------------------------

Data processing                     $530             $534              $527
Equipment                            340              338               384
FDIC insurance                       190              406               451
Insurance-general                    168              268               330
Office                               273              258               294
Legal                                282              676               182
Advertising                          112               30                32
Other                                711              653               552
                                 -------         --------          --------
                                  $2,606           $3,163            $2,752
                                 =======         ========          ========


Note Q. FIRST COASTAL CORPORATION
          (PARENT COMPANY ONLY)
           FINANCIAL INFORMATION

BALANCE SHEETS
                                                                                        December 31,
(in thousands)                                                                     1995             1994
- --------------------------------------------------------------------------------------------------------
Assets
Cash                                                                           $      99          $    290
Investment in subsidiaries                                                        13,334            10,754
Fixed assets                                                                           8                13
                                                                                 -------           -------
  Total assets                                                                   $13,441           $11,057
                                                                                 =======           =======

Liabilities
Other liabilities                                                               $    444            $   43
FDIC Note                                                                          9,000             9,000
Stockholders' equity                                                               3,997             2,014
                                                                                 -------           -------
  Total liabilities and
   stockholders' equity                                                          $13,441           $11,057
                                                                                 =======           =======

STATEMENTS OF OPERATIONS
                                                                         Year Ended December 31,
(in thousands)                                                     1995             1994              1993
- ----------------------------------------------------------------------------------------------------------

Dividends                                                       $   200             $175                 -
Interest Income                                                       4                6          $      1
                                                                -------          -------          --------
                                                                    204              181                 1
Interest Expense:
 Interest on FDIC Note                                              419                -                 -
                                                                -------          -------          --------
                                                                    419                -                 -
                                                                -------          -------          --------
Net Interest Income (loss)                                         (215)               -                 -

Operating Expenses:
 Stockholder relations                                               76               59
 Professional fees                                                  293              156
 Other                                                               14                -               100
                                                                -------          -------          --------
                                                                    383              215               100
Loss before income
  tax, equity in undistributed
  net income of subsidiaries and
  extraordinary item                                               (598)             (34)              (99)
Income tax benefit                                                    -                -               (10)
Equity in undistributed net
  income of  subsidiaries                                         2,258              132               837
                                                                -------          -------          --------

Income before
 Extraordinary Item                                               1,660               98               748
Extraordinary Item -
Charge to earnings as a result of
 the settlement of the cross guaranty claim                           -            9,000                 -
                                                                -------          -------          --------
Net Income (loss)                                               $ 1,660          $(8,902)          $   748
                                                                =======          ========         ========



STATEMENTS OF CASH FLOWS
                                                                         Year Ended December 31,
(in thousands)                                                     1995             1994              1993
- ----------------------------------------------------------------------------------------------------------

Operating Activities
Net income (loss)                                                $1,660         $ (8,902)             $748
Charge to earnings as a result of
 the settlement of the
 cross guaranty claim                                                 -            9,000                 -
Increase (decrease) in investment
   in subsidiary, due from subsidiary,
   other assets and other liabilities                            (1,851)             199              (794)
                                                                --------         -------           -------
Net cash used
   by operating activities                                         (191)            (101)              (46)
Cash flows from Investing
   Activities, other Net                                              -              379                 -
                                                                --------          ------           -------
Increase in cash and cash
   equivalents                                                     (191)             278                 -

Cash, beginning of year                                             290               12                58
                                                                -------          -------           -------

Cash, end of year                                               $    99          $   290          $     12
                                                                =======          =======          ========

Non-Cash Financing Activities
FDIC Note                                                                       $  9,000

See Note J for restrictions on the payment of dividends by Subsidiary to the Company.


Note R. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                                                       Quarter Ended,
                                                          --------------------------------------------------------------------
(in thousands, except per share information)                  3/31                6/30                9/30               12/31
- ------------------------------------------------------------------------------------------------------------------------------

1995
- ----
Interest income                                             $2,917              $2,935              $2,942              $2,913
Interest expense                                             1,399               1,458               1,492               1,501
                                                             -----               -----               -----               -----
Net interest income                                          1,518               1,477               1,450               1,412
Provision for loan losses                                      100                  75                  75                (675)
Other income                                                   168                 137                 125                 129
Securities and loan sales gains                                  -                   2                   3                   8
Other expense                                                1,361               1,327               1,210               1,296
                                                             -----               -----               -----               -----
Income before income taxes                                     225                 214                 293                 928
Income tax                                                       -                   -                   -                   -
                                                             -----               -----               -----               -----
Net income                                                   $ 225               $ 214               $ 293               $ 928
                                                             =====               =====               =====               =====

Shares outstanding                                         600,361             600,361             600,361             600,361
Earnings per share                                           $ .37               $ .36               $ .49              $ 1.55
                                                             =====               =====               =====              ======

1994
- ----
Interest income                                             $2,828              $3,036              $2,911              $3,005
Interest expense                                             1,489               1,452               1,433               1,352
                                                            ------              ------              ------              ------
Net interest income                                          1,339               1,584               1,478               1,653
Provision for loan losses                                       67                   -                  40                   -
Other income                                                   159                 157                  69                  14
Securities gains (losses)                                       72                (112)                 64                   6
Other expense                                                1,757               1,493               1,594               1,434
                                                            ------               -----              ------              ------
Income (loss) before income
  taxes, minority interest and
  extraordinary item                                          (254)                136                 (23)                239
Income tax                                                       -                   -                   -                   -
Minority interest                                              (11)                 11                   -                   -
                                                            -------             ------              ------              ------
Income (loss) before
 extraordinary item                                           (243)                125                 (23)                239
                                                            -------             ------              -------             ------
Extraordinary Item -
 Charge to earnings as a result of
 the settlement of the cross
 guaranty claim                                                  -                   -                   -               9,000
                                                             -----               -----               -----               -----
Net income (loss)                                          $  (243)            $   125             $   (23)            $(8,761)
                                                           ========            =======             ========            ========

Average shares outstanding                                 600,361             600,361             600,361             600,361
Earnings (loss) per share
 Income (loss) per share before
  Extraordinary item                                       $  (.41)            $   .21              $ (.04)          $     .40
                                                           ========            =======              =======          =========
 Net income (loss) per share                               $  (.41)            $   .21              $ (.04)            $(14.59)
                                                           ========            =======              =======            =======


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Directors

Pursuant to the Company's Restated Certificate of Incorporation, the directors are divided into three classes, as nearly equal in number as possible, with the number of directors as specified in the Company's Amended and Restated Bylaws. The term of office of only one class of directors expires in each year, and their successors are elected for terms of three years and until their successors are elected and qualified. Under the Amended and Restated Bylaws, the directors are divided into three classes, two of which are composed of one director and one of which is composed of two directors.

The following table sets forth the names of the directors of the Company. Each director of the Company also serves as a director of the Bank. Also set forth is certain other information with respect to each such person's principal occupation or employment during the past five years, the person's age at December 31, 1995 and the periods during which such person has served as a director of the Company.


                                   Age at             Member of         Term
Directors:                    December 31, 1995      Board Since       Expires
- ----------                    -----------------      -----------       -------
Roger E. Klein                       53               1990              1996
Normand E. Simard (1)                54               1987              1997
Edward K. Simensky                   54               1994              1997
Charles A. Stewart III               61               1995              1998
- -------------------

(1) Mr. Simard serves as Chairman of the Board of Directors of the Company and the Bank.

Directors:

Roger E. Klein is President and owner of the Interest Rate Futures Research Corporation of Princeton, New Jersey, a firm established in 1980 to manage money in the financial futures markets. In 1982, Mr. Klein established two affiliated companies, Futures Strategies Corporation and Timing Strategies, through which
Mr. Klein manages funds and provides investment advice to institutions, individuals and corporations. In September 1989, Mr. Klein became the Chief Investment Officer, Executive Vice President and part owner of Quantum American, Inc., a minority owned investment management company located in New Orleans.

Normand E. Simard has been President of York County Biscuit Company, a food distributor in Biddeford, Maine, since July 1993, and prior thereto, served as Vice President since 1967. Mr. Simard was originally nominated as a director of the Company in 1987 in accordance with the provisions of the Merger Agreement by and among the Company, Suffield Bank, Coastal Bancorp and the Bank.

Edward K. Simensky has been President of Simensky & Thomson, certified public accountants, in Saco, Maine, since 1978 and a director of Mutual Fire Insurance Company, Saco, Maine, since 1987. Mr. Simensky was a director of Suffield Bank, a subsidiary of the Company, from 1989 until September 1991 when the Banking Commissioner for the State of Connecticut deemed Suffield Bank insolvent and appointed the FDIC as receiver.

Charles A. Stewart III was the President of A.L. Stewart & Sons, a food processing company located in Cherryfield, Maine, from 1958 until 1982 when the company was sold. Mr. Stewart also was the owner of Tennis of Maine, Inc., an indoor tennis club located in Falmouth, Maine, from 1982 until 1985 when the company was sold. Mr. Stewart is currently the Treasurer of M.C.S. Enterprises, Inc., a real estate investment company based in Freeport, Maine. Mr. Stewart has been a director of the Bank since 1986. Mr. Stewart has been a director of the Boys & Girls Club of Greater Portland since 1987 and became chairman of the organization's planned giving committee in 1994. In addition, in 1994, Mr. Stewart became a director of the Maine Tennis Foundation.

Executive Officers

The following table sets forth the names of the executive officers of the Company and the Bank, each of whom is elected to serve for a one-year period. Also set forth is certain other information with respect to each such person's principal occupation or employment during the past five years, the person's age at December 31, 1995 and the positions currently held with the Company and the Bank. Each executive officer serves pursuant to an employment protection agreement with the Bank.

                                   Age at
         Name                 December 31, 1995                              Positions Held
         ----                 -----------------                              --------------

Gregory T. Caswell                   40              President and Chief Executive Officer of the Company
                                                     and the Bank and a director of the Bank

Dennis D. Byrd                       33              Treasurer of the Company and Executive Vice
                                                     President, Chief Financial Officer and Treasurer and a
                                                     director of the Bank

Gregory T. Caswell joined the Bank in December 1991 as Senior Vice President and Senior Loan Officer responsible for managing the lending, loan workout and credit administration functions of the Bank. From 1982 to 1991, he was with First NH Banks most recently as Vice President in the bank's special assets group. In 1994, Mr. Caswell was promoted to Executive Vice President -- Lending Division of the Bank. Effective March 31, 1995 upon the resignation of James H. Whittaker, Mr.

Caswell was elected President and Chief Executive Officer of the Company and the Bank and a director of the Bank.

Dennis D. Byrd joined the Bank in October 1985 as Deposit Operations Technician. From 1987 to 1992, Mr. Byrd was responsible for financial operations of the Bank, promoted to Assistant Treasurer/Controller in 1989 and Assistant Vice President in 1990. In 1993, Mr. Byrd was promoted to Vice President/Controller and Treasurer of the Bank, and Treasurer of the Company and Coastal Bancorp. In 1994, Mr. Byrd was promoted to Executive Vice President, Chief Financial Officer and Treasurer of the Bank and on March 31, 1995, Mr. Byrd was elected to the Board of Directors of the Bank.

In December 1994, the Bank entered into employment protection agreements with each of Messrs. Caswell and Byrd, which superseded the employment protection agreements entered into with each of such executive officers in December 1993. See Item 11, "Executive Compensation -- Employment Agreements," which information is incorporated herein by reference.

Section 16(a) Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of its Common Stock, to file with the SEC initial reports of ownership of the Company's equity securities and to file subsequent reports when there are changes in such ownership. Based on a review of reports submitted to the Company, the Company believes that, during the fiscal year ended December 31, 1995, all Section 16(a) filing requirements applicable to the Company's officers, directors and more than 10% owners were complied with on a timely basis, except that initial reports on behalf of Edward K. Simensky and Charles A. Stewart III in connection with their election as a directors of the Company were not filed until after the required filing date.


ITEM 11. EXECUTIVE COMPENSATION.

Cash Compensation

Upon the resignation of James H. Whittaker and effective March 31, 1995, Gregory
T. Caswell was elected President and Chief Executive Officer of the Company and the Bank. The following table sets forth the compensation paid by the Company and its subsidiary during 1995, 1994 and 1993 to each of Messrs. Caswell and Whittaker and to Dennis D. Byrd, who was the only other executive officer whose compensation exceeded $100,000 for services rendered in all capacities to the Company and its subsidiary during the year ended December 31, 1995 (the "named executive officers").

                                            Summary Compensation Table

                                                                     Annual Compensation
                                                       ---------------------------------------------------
                                                                                              Other Annual
Principal Positions                 Year                Salary               Bonus            Compensation
Gregory T. Caswell                  1995              $111,827             $34,000                       -
     President and Chief            1994                76,416               3,000                       -
     Executive Officer              1993                70,000               5,000                       -

James H. Whittaker                  1995                56,250              10,000                  $2,454(1)
     President and                  1994               180,000              52,500                   7,133
     Chief Executive                1993               143,520              30,000                   2,129
      Officer (2)

Dennis D. Byrd                      1995                81,154              21,500                       -
     Treasurer                      1994                53,510               3,000                       -
                                    1993                41,554               5,000                       -
- -----------------------

(1) Reimbursement for federal and state taxes on compensation for living expenses paid by the Company in 1995.
(2) Mr. Whittaker resigned as President and Chief Executive Officer of the Company and the Bank effective March 31, 1995.

Option Grants

No options were granted during the fiscal year ended December 31, 1995.

Option Holdings

The following table sets forth information with respect to the number of securities underlying unexercised options held by each of the named executive officers at December 31, 1995.

                                  Fiscal Year-End Options

                                                  Number of Securities
                                                  Underlying Unexercised
                                                  Options at FY-End (1)(2)
                        Name                      Exercisable/Unexercisable
                        ----                      -------------------------
               Gregory T. Caswell                                    0/0
               James H. Whittaker (3)                                0/0
               Dennis D. Byrd                                       10/0

(1) The fair market value of the underlying shares of Common Stock at December 31, 1995 was less than the exercise price of all such options previously granted.
(2) Adjusted to reflect the one for ten reverse stock split effective May 31, 1995.
(3) Mr. Whittaker resigned as President and Chief Executive Officer of the Company and the Bank effective March 31, 1995.

Pension Plan

The Bank maintains a qualified noncontributory pension plan (the "Pension Plan") for its officers and other employees through RSI Retirement Trust, created to provide retirement benefits for the employees of savings banks and their allied organizations. The Pension Plan is jointly administered by the plan administrator and a pension committee appointed by the Bank and RSI Retirement Trust. All employees are eligible to participate in the Pension Plan if they have reached age 21 and have completed one year's service of 1,000 or more hours. Vesting occurs after a participant completes five years of service of 1,000 or more hours per plan year. The Pension Plan is subject to the requirements of the Employee Retirement Income Security Act of 1974, as amended ("ERISA").

The Pension Plan provides for monthly benefits to or on behalf of each covered employee at age 65 and has provisions for death benefits, early retirement after attainment of age 55 and 10 years of service, and disability benefits. The annual retirement benefit is 2% of the average annual earnings during the highest paid consecutive three years of the five years immediately preceding retirement multiplied by years of service (maximum 30 years), reduced by 1-2/3% of the primary social security benefits multiplied by years of service (maximum 30 years). In addition, a participant will receive an annuity based upon the actuarial value of any accumulated voluntary contributions. Annual earnings for purposes of determining benefits under the Pension Plan consist of the annual base compensation excluding overtime, bonus payments or any other special payments.

The following table illustrates annual pension benefits for retirement as of December 31, 1995 at age 65 for various levels of compensation and years of service under the Pension Plan.

                                                Pension Plan Table
                                                Years of Service (1)
                                                --------------------
     Annual
Compensation                    15               20               25                30                35
- ----------------------------------------------------------------------------------------------------------
   $      75,000      $       22,500     $     30,000      $     37,500     $     45,000      $     45,000
         100,000              30,000           40,000            50,000           60,000            60,000
         125,000              37,500           50,000            62,500           75,000            75,000
         150,000              45,000           60,000            75,000           90,000            90,000
         175,000              45,000           60,000            75,000           90,000            90,000
         200,000              45,000           60,000            75,000           90,000            90,000
         225,000              45,000           60,000            75,000           90,000            90,000
         250,000              45,000           60,000            75,000           90,000            90,000
- ----------------------

(1) Benefits represent annual amounts under a five year and life benefit payment option. A portion of the participant's primary social security benefit will reduce the amount shown in this table. Pension benefits are currently subject to a statutory maximum of $120,000, subject to cost-of-living adjustments. The maximum annual compensation on which retirement benefits may be calculated is limited to $150,000.

Mr. Whittaker had 3.5 years of credited service under the Pension Plan as of March 31, 1995. Mr. Whittaker's termination of employment on March 31, 1995 was prior to his completion of five years of service required for the vesting of benefits. Messrs. Caswell and Byrd have 4.25 and 10.25 years, respectively, of credited service under the Pension Plan as of December 31, 1995. Messrs. Caswell's and Byrd's annual accrued benefit payable at age 65 under the Pension Plan is $5,937 and $8,492, respectively, determined as of December 31, 1995. The compensation of Messrs. Caswell and Byrd covered by the Pension Plan for 1995 consists of their respective base salary as set forth in the Summary Compensation Table. See "Executive Compensation -- Cash Compensation."

Compensation of Directors

During 1995, there were no fees or other forms of compensation earned by or paid to directors of the Company for any service provided as a director of the Company. The Company has not made and does not anticipate making any payments to directors for 1996. During 1995, each non-employee director of the Bank received a quarterly retainer of $1,250 and a monthly aggregate meeting fee of $250 provided that at least one meeting of the Board of Directors of the Bank was held during the month. No amounts were paid to non-employee directors of the Bank for meetings of committees on which such directors served. Employee directors of the Bank receive no additional compensation for serving as directors or committee members of the Bank.

A deferred compensation plan (the "Deferred Compensation Plan") was established in 1987 for members of the Board of Directors of the Company and non-employee directors of the boards of subsidiaries of the Company. Under the Deferred Compensation Plan, each participant has the right to elect to defer a portion of his or her annual directors' fees, with amounts deferred credited monthly with interest at an annual rate which is determined prior to the beginning of each calendar year. For 1995, the interest rate was 5.60% and for 1996, is 7.23%. Payment of amounts credited is available to participants by a lump sum or a designated number of monthly installments, which number may not be less than 12 nor more than 120. For 1995, no director of the Bank elected to defer any portion of his director fees.

Employment Agreements

In December 1994, the Bank entered into employment protection agreements (the "Employment Protection Agreements") with each of Messrs. Caswell and Byrd, which superseded the employment protection agreements entered into with each of such executive officers in December 1993. The Employment Protection Agreements were amended in April 1995 to reflect the new titles of Messrs. Caswell and Byrd. The initial term of the Employment Protection Agreements expires December 31, 1996 and may be renewed by the written agreement of the Bank and the executive officer. In the event of a termination of the executive officer's employment during the term of the Employment Protection Agreement by the Bank without "cause" or by the executive officer for "good reason" (in each case as defined therein), the executive officer is entitled to receive a lump sum cash payment equal to one year's "current compensation," plus $12,000 reduced by the aggregate amount of any "performance bonuses" that have been paid to the executive officer as of the date of such termination. "Current compensation" is equal to (i) the executive officer's salary at the annual rate in effect at the time of his termination, but not less than the amount paid to the officer during the 12-month period preceding his termination, (ii) any bonuses (other than performance bonuses) paid to the officer during the 12-month period prior to his termination and
(iii) any deferred compensation credited to his account as of December 31 of the year preceding his termination. "Performance bonuses" means $3,000 payable on December 31, 1994, $3,000 payable on April 30, 1995, $3,000 payable on August 31, 1995 and $3,000 payable on December 31, 1995, provided that the executive officer continues to be employed by the Bank on the applicable date. The Employment Protection Agreements provide that the executive officer is required to give the Bank at least 90 days written notice before he voluntarily terminates his employment with the Bank (other than for "good reason").

In December 1994, the Bank entered into an employment agreement (the "Whittaker Employment Agreement") with Mr. Whittaker, which superseded the employment agreement entered into with Mr. Whittaker in December 1993. The Whittaker Employment Agreement terminated effective upon the resignation of Mr. Whittaker on March 31, 1995.

Under the terms of the Whittaker Employment Agreement, Mr. Whittaker was employed as Chairman, President and Chief Executive Officer of the Bank. The initial term of employment was for a two-year period expiring December 31, 1996. Pursuant to the Whittaker Employment Agreement and during the term thereof, Mr. Whittaker's annual salary was $225,000, and he was entitled to receive certain "performance bonuses" totaling up to $60,000. Such performance bonuses were paid or were payable as follows: (i) $12,500 upon the execution of the Whittaker Employment Agreement, (ii) $10,000 on January 31, 1995, (iii) $12,500 on April 30, 1995, (iv) $12,500 on August 31, 1995 and (v) $12,500 on December 31, 1995,
provided that Mr. Whittaker continued to be employed by the Bank on the applicable date. In addition, the Whittaker Employment Agreement provided, among other things, for Mr. Whittaker to participate in any discretionary bonus, retirement, stock option, employee stock ownership, stock purchase and other employee benefit plans applicable to employees generally. The Bank agreed to pay or reimburse Mr. Whittaker for rental of a furnished apartment within 50 miles of the Bank's operations center in Westbrook and for travel expenses from his residence in Connecticut to Maine, as well as reimbursement of certain taxes.

Under the Whittaker Employment Agreement, Mr. Whittaker's employment could be terminated at any time, but any termination other than for "cause" (as defined therein), required not less than 90 days written notice and the Bank would be obligated to make a lump sum cash payment equal to Mr. Whittaker's annual salary, including unpaid performance bonuses. Mr. Whittaker would also be entitled to retirement, employee benefits and other existing fringe benefits for twelve months following such termination and outplacement expenses. If the Bank terminated Mr. Whittaker's employment or Mr. Whittaker terminated his employment in connection with or within one year after a "change in control," such termination would be treated as a termination of Mr. Whittaker without "cause" entitling Mr. Whittaker to the foregoing payments as liquidated damages. A "change of control" would be deemed to occur if (i) the Bank was acquired by means of a cash tender or exchange offer, merger, sale of assets or other business combination transaction (collectively, "Acquisition Transaction"), (ii) any person, other than the FDIC, became the beneficial owner of more than 25% of the total number of outstanding voting shares of the Bank or (iii) as a result of an Acquisition Transaction, the individuals who were directors of the Bank immediately before such transaction ceased to constitute at least a majority of the Board of the Bank or any successor Company.

In the event of Mr. Whittaker's death, the Whittaker Employment Agreement provided that the Company would pay to the beneficiary of Mr. Whittaker, or in the absence of a designated beneficiary, to the estate of Mr. Whittaker, the sum of (i) $60,000 less the aggregate amount of performance bonuses paid through the date of his death, plus (ii) any unpaid salary or bonus (other than a performance bonus) payable before the time of his death.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Stock Owned by Management

The following table sets forth information as of December 31, 1995 with respect to the amount of Common Stock beneficially owned by each director of the Company, by each of the named executives officers, and by all directors and executive officers of the Company as a group. This information is based on information furnished to the Company by such persons.

                                                        Amount and Nature of             Percent of Common
Name                                                 Beneficial Ownership (1)(2)         Stock Outstanding
- ----                                                 ---------------------------         -----------------
Dennis D. Byrd
   Treasurer                                                       10(3)                         *
Gregory T. Caswell
   President and Chief Executive Officer                            -                            -
James H. Whittaker
   President and Chief Executive Officer (4)                    3,376(5)                         *
Roger E. Klein
   Director                                                       102                            *
Normand E. Simard
   Chairman of the Board                                          822                            *
Edward K. Simensky
   Director                                                       205                            *
Charles A. Stewart III
   Director                                                       308(3)                         *
All directors and executive officers
   as a group (6 persons)                                       1,447(6)                         *
- -------------------

*Less than 1% of shares outstanding.
(1) In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, a person is considered to "beneficially own" shares (i) over which he has or shares voting or investment power or (ii) of which he has the right to acquire beneficial ownership at any time within 60 days of December 31, 1995. As used herein, "voting power" is the power to vote or direct the voting of shares and "investment power" is the power to dispose or direct the disposition of shares.
(2) Adjusted to reflect the one for ten reverse stock split effective May 31, 1995.
(3)  Consists of options which are presently exercisable.
(4) Mr. Whittaker resigned as President and Chief Executive Officer of the Company and the Bank effective March 31, 1995.
(5) Includes 2,900 shares held jointly by Mr. Whittaker and his wife and a total of 49 shares held by Mr. Whittaker on behalf of certain of his children. Does not include a total of 49 shares held by Mr. Whittaker's father on behalf of certain of his grandchildren.
(6)  Includes a total of 318 options which are presently exercisable.

Principal Holders of Common Stock

The following table sets forth information as of December 31, 1995 with respect to the ownership of Common Stock by each person believed by management to be the beneficial owner of more than 5% of the outstanding Common Stock. The historical information set forth below is based on the most recent Schedule 13D filed on behalf of each such person with the SEC.

                                                        Amount and                         Percent of
           Name and Address of                      Nature of Beneficial                  Common Stock
            Beneficial Owner                            Ownership (1)                      Outstanding
            ----------------                            -------------                      -----------
Angelina J. McGillivray..........................       56,416 (2)                            9.4%
   195 Ethan Drive
   Windsor, Connecticut  06095

Jonathan Googel       ...........................       31,050 (3)                            5.2
Ben Sisti
   65 Kane Street
   West Hartford, Connecticut  06119

- ------------------------

(1) Adjusted to reflect the one for ten reverse stock split effective May 31, 1995.
(2) A Schedule 13D dated May 15, 1992 states that Ms. McGillivray has sole voting and dispositive power over such shares.
(3) An Amendment No.5 to Schedule 13D filed on February 5, 1988 ("Amendment No. 5") states that Messrs. Googel and Sisti have shared voting power and shared dispositive power over 31,050 shares. Amendment No. 5 further states that Mr. Googel has sole voting and sole dispositive power over an additional 3,000 shares. Amendment No. 5 also states that Mr. Sisti has sole voting and sole dispositive power over an additional 1,300 shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During the 1995 fiscal year, the Bank paid Futures Strategies Corporation ("FSC"), which is owned by Mr. Klein and of which he is President, $1,500 per month for general investment services. There is no written contract between the Bank and FSC with respect to the payment of such fees to, and the provision of such services by, FSC.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)(1) The following consolidated financial statements of First Coastal Corporation and Subsidiary, included at Item 8:

Consolidated Balance Sheets as of December 31, 1995 and 1994

Consolidated Statements of Operations for each of the three years in the period ended December 31, 1995

Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 1995

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1995

Notes to Consolidated Financial Statements--December 31, 1995

Report of Independent Accountants

     (a)(2) All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(a)(3) Exhibits. The following exhibits are either filed as part of this Report or are incorporated herein by reference:

Exhibit No. 3 Articles of Incorporation and Bylaws

     3.1(i)   Restated Articles of Incorporation (filed herewith).

     3.1(ii)  Amended and Restated Bylaws (filed herewith).

Exhibit No. 10 Material Contracts

     10.1 Suffield Financial Corporation Stock Option Plan and Suffield Bank Stock Option Plan (filed as Exhibits 4.5 and 4.6, respectively, to the Company's Registration Statement on Form S-8, File No. 33-11400, and incorporated herein by reference).

     10.2 Coastal Savings Bank Stock Option Plan (filed as Exhibit 4.7 to Post-Effective Amendment No. 1 on Form S-8 to Form S-4, File No. 33-10189, and incorporated herein by reference).

     10.3 First Coastal Corporation Director's Deferred Compensation Plan (filed as Exhibit 10.13 to the Annual Report on Form 10-K for the year ended December 31, 1993, File No. 0-14087, and incorporated herein by reference.)

     10.4 Amended and Restated Settlement Agreement, dated as of November 23, 1994, among First Coastal Corporation, Coastal Savings Bank and the Federal Deposit Insurance Corporation (filed as Exhibit 99a to Current Report on Form 8-K, filed December 5, 1994, and incorporated herein by reference).

     10.5 Promissory Note, dated January 31, 1995, by First Coastal Corporation for the benefit of the Federal Deposit Insurance Corporation (filed as Exhibit 99b to Current Report on Form 8-K, filed February 13, 1995 ("1995 Form 8-K"), and incorporated herein by reference).

     10.6 Stock Pledge Agreement, dated as of January 31, 1995, between First Coastal Corporation and the Federal Deposit Insurance Corporation (filed as
Exhibit 99c to 1995 Form 8-K, and incorporated herein by reference).

     10.7 Memorandum of Understanding, among Coastal Savings Bank, the Federal Deposit Insurance Corporation and the Maine Bureau of Banking, effective as of November 22, 1994 (filed as Exhibit 10.16 to Annual Report on Form 10-K for the year ended December 31, 1994, File No. 0-14087 ("1994 Form 10-K"), and incorporated herein by reference).

     10.8 Employment Agreement, dated December 21, 1994, between Coastal Savings Bank and James H. Whittaker (filed as Exhibit 10.17 to 1994 Form 10-K, and incorporated herein by reference).

     10.9 Employment Protection Agreement, dated December 21, 1994, between Coastal Savings Bank and Dennis D. Byrd (filed as Exhibit 10.18 to 1994 Form 10-K, and incorporated herein by reference).

     10.10 Employment Protection Agreement, dated December 21, 1994, between Coastal Savings Bank and Gregory T. Caswell (filed as Exhibit 10.19 to 1994 Form 10-K, and incorporated herein by reference).

     10.11 Purchase and Assumption Agreement, dated February 22, 1996, between Coastal Savings Bank and Maine Bank & Trust Company (filed herewith).

     10.12 Agreement for Data Processing Services, dated February 28, 1996, between Coastal Savings Bank and Data Dimensions Inc. (filed herewith).

Exhibit No. 21  Subsidiary of the Registrant

Subsidiary of the Company (filed herewith).

Exhibit No. 27  Financial Data Schedule

Financial Data Schedule

14(b)  Not applicable.

14(c) Exhibits to this Form 10-K are attached or incorporated herein by reference as stated above.

14(d)  Not applicable.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                               FIRST COASTAL CORPORATION


March 29, 1996                 By:  /s/ Gregory T. Caswell
                                    ----------------------
                                    Gregory T. Caswell
                                    President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 29, 1996                 By:  /s/ Gregory T. Caswell
                                    ----------------------
                                    Gregory T. Caswell
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)

March 29, 1996                 By:  /s/ Dennis D. Byrd
                                    ------------------
                                    Dennis D. Byrd
                                    Treasurer
                                    (Principal Financial and Accounting Officer)

And by a majority of the Board of Directors of the Registrant.

March 29, 1996                 By:   /s/ Normand E. Simard
                                    ---------------------
                                    Normand E. Simard
                                    Chairman of the Board and Director

March 29, 1996                 By:   /s/ Roger E. Klein
                                    ------------------
                                    Roger E. Klein
                                    Director

March 29, 1996                 By:   /s/ Edward K. Simensky
                                    ----------------------
                                    Edward K. Simensky
                                    Director

March 29, 1996                 By:   /s/ Charles A. Stewart III
                                    --------------------------
                                    Charles A. Stewart III
                                    Director

                                  EXHIBIT INDEX


Exhibit
  No.                              Description of Exhibit
  ---                              ----------------------

3.1(i)                Restated Articles of Incorporation.

3.1(ii)               Amended and Restated Bylaws of the Corporation.

10.11 Purchase and Assumption Agreement dated February 22, 1996, between Coastal Savings Bank and Maine Bank & Trust Company.

10.12 Agreement for Data Processing Services dated February 28, 1996, between Coastal Savings Bank and Data Dimensions Inc.

21                    Subsidiary of the Registrant

27                    Financial Data Schedule