Form 10-K/A
period 1995-12-31
FIRST COASTAL CORP
filed 1996-04-09
CIK 802763

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 Amendment No. 1
                                    FORM 10-K/A

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


April 9, 1996                  By:  /s/ Gregory T. Caswell
                                    ----------------------
                                    Gregory T. Caswell
                                    President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

April 9, 1996                  By:  /s/ Gregory T. Caswell
                                    ----------------------
                                    Gregory T. Caswell
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)

April 9, 1996                  By:  /s/ Dennis D. Byrd
                                    ------------------
                                    Dennis D. Byrd
                                    Treasurer
                                    (Principal Financial and Accounting Officer)

And by a majority of the Board of Directors of the Registrant.

April 9, 1996                  By:   /s/ Normand E. Simard
                                    ---------------------
                                    Normand E. Simard
                                    Chairman of the Board and Director

April 9, 1996                  By:   /s/ Roger E. Klein
                                    ------------------
                                    Roger E. Klein
                                    Director

April 9, 1996                  By:   /s/ Edward K. Simensky
                                    ----------------------
                                    Edward K. Simensky
                                    Director

April 9, 1996                  By:   /s/ Charles A. Stewart III
                                    --------------------------
                                    Charles A. Stewart III
                                    Director

                                  EXHIBIT INDEX


Exhibit
  No.                              Description of Exhibit
  ---                              ----------------------


27                    Financial Data Schedule