Form 10-Q
period 1996-03-31
FIRST COASTAL CORP
filed 1996-05-14
CIK 802763

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q


(Mark one):  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 1996

                                        OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _________ to _________

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

          Outstanding at April 30, 1996 (approximate):   600,361 shares

                                      INDEX

                    FIRST COASTAL CORPORATION AND SUBSIDIARY

PART I -  FINANCIAL INFORMATION

                                                                            PAGE
                                                                            ----
  Item 1. Financial Statements

          Condensed Consolidated Balance Sheets (Unaudited) as of
          March 31, 1996 and December 31, 1995                                 3

          Condensed Consolidated Statements of Operations (Unaudited)
          for the three months ended March 31, 1996 and 1995                   4

          Condensed Consolidated Statements of Cash Flows (Unaudited)
          for the three months ended March 31, 1996 and 1995                   5

          Notes to Condensed Consolidated Financial Statements
          (Unaudited), March 31, 1996                                          6

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                 11


PART II - OTHER INFORMATION

  Item 1. Legal Proceedings                                                   19

  Item 2. Changes in Securities                                               19

  Item 3. Defaults Upon Senior Securities                                     19

  Item 4. Submission of Matters to a Vote of Security holders                 19

  Item 5. Other Information                                                   19

  Item 6. Exhibits and Reports on Form 8-K                                    19


SIGNATURES                                                                    21

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
FIRST COASTAL CORPORATION AND SUBSIDIARY

(IN THOUSANDS)                                           MARCH 31, 1996   DECEMBER 31,1995
                                                         --------------   ----------------
ASSETS
Noninterest earning deposits and cash                      $   4,316         $  4,466
Interest earning deposits                                     14,087            4,375
                                                           ---------         --------
Cash and cash equivalents                                     18,403            8,841

Federal funds sold                                                 -           10,000

Investment securities:
      Held-to-maturity                                        11,798           11,786
      Available-for-sale (at market value)                    12,767            7,926
                                                           ---------         --------
                                                              24,565           19,712

Federal Home Loan Bank stock-at cost                           1,315            1,315
Loans held for sale                                            1,781              281

Loans                                                         96,024          100,550
Less: Deferred loan fees, net                                    (15)             (22)
      Allowance for loan losses                               (2,646)          (2,659)
                                                           ---------         --------
                                                              93,363           97,869

Premises and equipment                                         3,159            3,073
Real estate owned and repossessions                            2,164            1,973
Other assets                                                   2,259            2,389
                                                           ---------         --------
      TOTAL ASSETS                                          $147,009         $145,453
                                                           ---------         --------
                                                           ---------         --------

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits                                                    $126,746         $125,665
Advances from Federal Home Loan Bank                           6,000            6,000
FDIC Note                                                      9,000            9,000
Accrued interest on FDIC Note                                    559              419
Accrued expenses and other liabilities                           433              372
                                                           ---------         --------
      TOTAL LIABILITIES                                      142,738          141,456

STOCKHOLDERS' EQUITY
Preferred Stock, $1.00 par value; Authorized
 1,000,000 shares; none outstanding
Common Stock, $1.00 par value; Authorized 6,700,000
 shares; issued and  outstanding as of March 31, 1996
 and December 31, 1995 - 600,361 (See Note B for
 information regarding the reverse stock split)                  600              600
Paid-in Capital                                               29,375           29,375
Retained earnings deficit                                    (25,679)         (26,016)
Unrealized gain (loss) on available for sale securities          (25)              38
                                                           ---------         --------
      TOTAL STOCKHOLDERS' EQUITY                               4,271            3,997
                                                           ---------         --------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $147,009         $145,453
                                                           ---------         --------
                                                           ---------         --------

See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
First Coastal Corporation and Subsidiary

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                  THREE MONTHS ENDED MARCH 31,
                                                              1996             1995
                                                           ---------         --------
INTEREST AND DIVIDEND INCOME
     Interest and fees on loans                              $2,426           $2,430
     Interest and dividends on investment securities            325              269
     Other interest income                                      252              218
                                                           ---------         --------
       TOTAL INTEREST AND DIVIDEND INCOME                     3,003            2,917
                                                           ---------         --------
INTEREST EXPENSE
     Deposits                                                 1,263            1,154
     Borrowings
       Advances from Federal Home Loan Bank                      88              172
       FDIC Note                                                141               73
                                                           ---------         --------
       Total Interest Expense                                 1,492            1,399
                                                           ---------         --------
     Net Interest Income Before Provision for Loan Losses     1,511            1,518

Provision for Loan Losses                                         -              100
                                                           ---------         --------
     Net Interest Income After Provision for Loan Losses      1,511            1,418

OTHER INCOME
     Service charges on deposit accounts                         70               58
     Gain on investment securities transactions                   7                -
     Loss on sales of mortgage loans                             (8)               -
     Other                                                       62              110
                                                           ---------         --------
                                                                131              168
                                                           ---------         --------

OTHER EXPENSES
     Salaries and employee benefits                             513              542
     Occupancy                                                  130              112
     Net cost of operation or real estate owned
      and repossessions                                          56               (7)
     Other                                                      606              714
                                                           ---------         --------
                                                              1,305            1,361
                                                           ---------         --------
Income Before Income Taxes                                      337              225
Income Tax                                                        -                -
                                                           ---------         --------
NET INCOME                                                   $  337           $  225
                                                           ---------         --------
                                                           ---------         --------

PER SHARE AMOUNTS
Weighted Average Shares Outstanding                         600,361          600,361
Income Per Share (See Note B for information regarding
 the reverse stock split)                                    $  .56           $  .37
                                                           ---------         --------
                                                           ---------         --------

See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
First Coastal Corporation and Subsidiary

(IN THOUSANDS)                                            THREE MONTHS ENDED MARCH 31,
                                                              1996              1995
                                                           ---------         ---------
OPERATING ACTIVITIES
     Net Income                                              $   337          $   225
     Adjustments to reconcile net income to net cash
      provided by operating activities:
          Provision for loan losses                                -              100
          Writedowns of REO                                       27               14
          Provision for depreciation and amortization             80               73
          Amortization of investment security (discounts)        (10)             (93)
          Realized investment securities (gains)                  (7)               -
          (Gains) from assets held in trading accounts             -              (33)
          Realized losses on assets held for sale                  8                -
          Decrease in trading account securities                   -              948
          Net change in loans held for sale                   (1,508)             (53)
          Decrease in interest receivable                        116               58
          Increase in interest payable                           156               72
          Net change in other assets                            (510)             648
          Net change in other liabilities                         45             (121)
                                                           ---------         --------
Net cash provided by operating activities                     (1,266)           1,838
                                                           ---------         --------

INVESTING ACTIVITIES
     Decrease in federal funds sold                           10,000                -
     Proceeds from sales and maturities of investment
      securities available for sale                            1,080            1,049
     Maturities of securities held to maturity                 5,000                -
     Purchases of investment securities available
      for sale                                                (5,976)               -
     Purchases of investment securities held to maturity      (5,003)            (936)
     Net change in loans                                       4,812              911
     Net purchases of premises and equipment                    (166)             (11)
                                                           ---------         --------
Net cash provided (used) by investing activities               9,747            1,013
                                                           ---------         --------

FINANCING ACTIVITIES
     Net change in deposits                                    1,081           (3,010)
     Payments on borrowings                                        -           (4,945)
                                                           ---------         --------
Net cash used by financing activities                          1,081           (7,955)
                                                           ---------         --------

Increase (decrease) in cash and cash equivalents               9,562           (5,014)
Cash and cash equivalents at beginning of period               8,841           11,337
                                                           ---------         --------
Cash and cash equivalents (interest and noninterest
 bearing) at end of period                                   $18,403          $ 6,233
                                                           ---------         --------
                                                           ---------         --------

NONCASH INVESTING ACTIVITIES
  Change in unrealized holding losses on investment
   securities available for sale                             $    63          $   172
  Securities available for sale collateralized by
   portfolio mortgage loans                                                         -
  Transfer of loans to real estate owned and repossessions       306              583

See Notes to consolidated financial statements.

FIRST COASTAL CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1996

NOTE A - CERTAIN REGULATORY MATTERS

RECEIVERSHIP OF SUFFIELD BANK

On September 6, 1991, First Coastal Corporation (the "Company") announced that Suffield Bank was placed into receivership by the Connecticut Banking Department and the Federal Deposit Insurance Corporation ("FDIC") was appointed as the receiver. Following the receivership of Suffield Bank, management's efforts were focused for an extended period of time on resolving the cross guaranty claim, as described below, and improving operations of the Company's subsidiary, Coastal Savings Bank ("Coastal" or the "Bank").

SETTLEMENT OF FDIC CROSS GUARANTY CLAIM

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

The Company announced on January 31, 1996 that it intends to pursue a recapitalization of the Company as the means to facilitate the satisfaction of the FDIC Note. On April 18, 1996, the Company filed with the Securities and Exchange Commission a registration statement on Form S-2 with respect to a proposed registered public offering of 750,000 shares of the Company's common stock. As part of the recapitalization, the Company expects to raise approximately $3.0 to $4.0 million through such offering of its common stock, including a rights offering to the Company's existing stockholders. The offering will be made only by means of a prospectus. In addition to the proceeds from the common stock offering, the Company also expects to use funds derived from dividends from the Bank and the proceeds from a loan to satisfy its obligation under the FDIC Note. The recapitalization and related transactions are subject to a number of conditions, including the receipt of appropriate regulatory approvals, and there can be no assurance that such recapitalization and related transactions will be consummated or that the Company will be successful in repaying the FDIC Note. The Company anticipates that the recapitalization would be completed in the third quarter of 1996.

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

The Order was replaced with a Memorandum of Understanding ("Memorandum") among the Bank, the FDIC and the Maine Bureau of Banking effective as of November 22, 1994. The Memorandum provides, among other things, that (i) the Bank continue to maintain its allowance for loan and lease losses in accordance with applicable regulatory requirements, (ii) the Board of Directors of the Bank continue to review the adequacy of the Bank's loan and lease loss reserves and provide for adequate reserves, (iii) the Bank continue to have a Tier 1 capital to total assets ratio at or in excess of 6.0%, (iv) the Bank continue to comply with the FDIC's Statement of Policy on Risk-Based Capital, (v) the Bank provide monthly progress reports regarding substandard or doubtful assets, (vi) the Bank agree not to extend or renew credit to, or for the benefit of, any borrower who or which has a loan or other extension of credit with the Bank that has been charged-off or classified in whole or in part, loss, doubtful or substandard and is uncollected unless certain conditions are met, (vii) the Bank not declare or pay any dividends without the prior written consent of the FDIC and the Maine Bureau of Banking, and (viii) the Bank continue to furnish written progress reports detailing the form and manner of any action taken to seek to secure compliance with the Memorandum. In addition, the Board of Directors is required to develop a written plan of action to reduce the Bank's risk position with respect to each borrower who had outstanding principal debt owing to the Bank in excess of $500,000 which was classified substandard, in whole or in part, and other real estate owned with a book value in excess of $500,000, as well as the formulation of a strategic plan and policies covering investments, funds management and various lending policies. At
March 31, 1996, the Bank had a Tier 1 capital to total assets ratio of 9.45%.

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

REGULATORY CAPITAL REQUIREMENTS

Under applicable federal regulations, the Company and Coastal are each required to maintain minimum levels of regulatory capital. The Federal Reserve has adopted a leverage-based capital requirement for bank holding companies with a composite rating of 1 under the bank holding company rating system of a minimum level of tier 1 capital to total assets of 3.0%. All other bank holding companies or bank subsidiaries of bank holding companies are required to maintain a minimum ratio of tier 1 capital to total assets of 4.0% to 5.0%. Under the Federal Reserve's risk-based capital guidelines, bank holding companies or banks also are required to maintain a minimum ratio of qualifying total capital to risk-weighted assets of 8.0%. The guidelines apply on a consolidated basis to bank holding companies with consolidated assets of $150 million or more. For bank holding companies which have less than $150 million in consolidated assets, as did the Company for each of the quarters ended March 31, 1995, June 30, 1995, September 30, 1995, December 31, 1995 and March 31, 1996,
the guidelines are applied on a bank-only basis (as opposed to a consolidated basis) unless (i) the parent bank holding company is engaged in nonbank activity involving significant leverage or (ii) the parent company has a significant amount of debt that is held by the general public. The Federal Reserve capital adequacy guidelines provide that "debt held by the general public" is debt held by parties other than financial institutions, officers, directors, and controlling stockholders of the banking organization or their related interests. The FDIC Note is not considered to be "debt held by the general public" for purposes of such capital guidelines. As a result, applied on a bank-only basis, the Company's ratios of tier 1 capital to total assets, tier 1 capital to risk-weighted assets, qualifying total capital to risk-weighted assets of 9.45%, 15.21%, and 16.48%, respectively, at March 31, 1996 were in compliance with such guidelines.

The FDIC has also adopted minimum capital requirements as regulations for state non-member banks such as the Bank. Under the minimum leverage capital requirement, insured state non-member banks must maintain a Tier 1 capital to total assets ratio of at least 3% to 5% depending on the CAMEL rating of the bank. The Memorandum requires that the Bank continue to maintain a Tier 1 capital to total assets ratio at or in excess of 6.0%. At March 31, 1996, the Bank had a Tier 1 capital to total assets ratio of 9.45%.

In addition, under such regulations insured non-member banks must maintain a minimum ratio of qualifying total capital to risk-weighted assets of 8.0%, including a minimum ratio of Tier 1 capital to risk-weighted assets of 4.0%. At March 31, 1996, the Bank had a ratio of Tier 1 capital to risk-weighted assets of 15.21% and a ratio of qualifying total capital to risk-weighted assets of 16.48%.


NOTE B - ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

Most of the Company's commercial real estate loans as of March 31, 1996 are collateralized by real estate in Maine which has experienced a significant decline in value since the market peak in the late 1980's. In addition, all of the real estate owned ("REO") are located in this same market. Accordingly, the ultimate collectibility of a substantial portion of the Company's loan portfolio and the recovery of a substantial portion of the carrying amount of REO have been impacted by this real estate market decline and are particularly susceptible to changes in market conditions in Maine.

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

NEW ACCOUNTING STANDARDS

In May 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard (SFAS) No. 122, MORTGAGE SERVICING RIGHTS, which amends FASB Statement No. 65, ACCOUNTING FOR CERTAIN MORTGAGE BANKING ACTIVITIES. This standard eliminates the distinction between purchased and originated mortgage servicing rights and establishes the use of a valuation allowance to recognize any impairment in the fair value of mortgage servicing rights. There was no effect to the Company's financial statements or results of operations on January 1 and March 31, 1996 as a result of implementing FASB Statement No. 122.

In addition, during October 1995, FASB issued SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, which establishes fair-value based accounting to recognize compensation expense related to stock-based transactions. For employers, the fair-value based recognition provisions are not mandatory; however, certain disclosure requirements are provided. The Company intends to comply with the disclosure requirements when required in 1996.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

INVESTMENT SECURITIES

Effective January 1, 1994 with the implementation of FASB Statement No. 115, investment securities classified as available for sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity. Investment securities held to maturity are stated at cost adjusted for amortization of bond premiums and accretion of bond discounts. There was no effect to the Company's financial statements or results of operations on January 1, 1994 as a result of implementing FASB Statement No. 115. For the three months ended March 31, 1996, investment securities classified as available for sale reflected an unrealized loss of $25,000.

As of March 31, 1996, the Company's investment accounting policy states that all securities purchased with an original maturity of over one year, other than mortgage backed securities originated by the Bank with current loan production, will be classified as available for sale. Securities purchased with an original maturity of one year or less, or callable U.S. government agency notes, will be considered held-to-maturity. Mortgage backed securities originated by the Bank with current loan productions, will be classified as trading securities.

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

The Company adopted FASB Statement No. 114, ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN, on January 1, 1995. Under the new standard, a loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Management identifies impaired loans on a loan-by-loan basis. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, with the exception of all collateral-dependent loans, which are measured for impairment based on the fair value of the collateral. The adoption of FASB Statement No. 114 resulted in no additional provision for loan losses as determined at January 1, 1995 and March 31, 1996.

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

REVERSE STOCK SPLIT

On May 31, 1995, the Company effected a one-for-ten reverse stock split with respect to the issued and outstanding shares of the Company's common stock, which was approved by the Company's stockholders on January 31, 1995. As a result of the reverse stock split, the number of outstanding shares of common stock of the Company was reduced from 6,006,745 shares (determined at the close of business on May 31, 1995) to 600,361 shares. As a result, $5,407,000 was transferred from the Company's common stock account to paid-in capital. All applicable share and per share data appearing in the consolidated financial statements and notes thereto have been retroactively adjusted for the reverse stock split.

INCOME TAXES

The Company adopted FASB Statement No. 109, ACCOUNTING FOR INCOME TAXES, in 1993 which requires a change from the deferred method of accounting for income taxes of APB Opinion 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method of Statement No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. At December 31, 1995, the Company estimated that net operating loss ("NOL") carryforwards for federal income tax return purposes of $6.8 million were available to offset future taxable income. Due to the uncertainty that the benefit of net deferred tax assets will be realized, a full valuation allowance has been recorded at March 31, 1996 and December 31, 1995.

PART I - Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

TOTAL ASSETS

At March 31, 1996, total assets were $147.0 million, representing an increase of $1.5 million (or 1.1%) from total assets of $145.5 million at December 31, 1995. This increase was primarily attributable to the $1.0 million increase in deposits. However, as of April 26, 1996, the Company consummated the sale of its Kezar Falls branch to Maine Bank & Trust Company which resulted in a decrease in deposits and overall total assets of approximately $9.9 million in the second quarter of 1996. See "Financial Condition - Liquidity - Coastal" for more information concerning the branch sale.

INVESTMENTS

The Company's investment portfolio is comprised primarily of U.S. government and agency obligations and also contains miscellaneous equity securities. Total investment securities at March 31, 1996 were $24.6 million compared to $19.7 million at December 31, 1995. This increase is attributable to the purchase of $5.0 million in U.S. government agency callable notes, $4.0 million in GNMA mortgage-backed securities and $2.0 million in U.S. treasury securities, partially offset by maturities of U.S. treasury securities totaling $2.0 million and $4.0 million of U.S. government agency callable notes which were called during the first quarter of 1996. Investment securities classified as available for sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders' equity. Investment securities held to maturity are stated at cost, adjusted for amortization of bond premiums and accretion of bond discounts.

The following table sets forth the amortized cost and fair value of investment securities for each major security type at March 31, 1996.

                                                            March 31, 1996
                                       ----------------------------------------------------
                                                          Fair         Gross          Gross
                                       Amortized        Market    Unrealized     Unrealized
(IN THOUSANDS)                              Cost         Value          Gain         Losses
- -------------------------------------------------------------------------------------------
Available for sale:
     U.S. government obligations        $ 5,958       $ 5,968          $18          $  (8)
     Mortgage backed securities           4,724         4,695           10            (39)
     Equity/mutual fund                   2,000         1,994            -             (6)
     Other                                  110           110            -              -
                                        -------       -------          ---          -----
                                        $12,792       $12,767          $28          $ (53)
                                        -------       -------          ---          -----
                                        -------       -------          ---          -----

Held to maturity:
     U.S. government callable notes      11,798        11,688            5           (115)
                                        -------       -------          ---          -----
                                        $11,798       $11,688          $ 5          $(115)
                                        -------       -------          ---          -----
                                        -------       -------          ---          -----

The net unrealized loss on investment securities classified as available for sale was $25,000 at March 31, 1996, versus a net unrealized gain of $38,000 at December 31, 1995. The net unrealized loss on securities available for sale is attributable to an increase in interest rates during the first three months of 1996. The Company will continue to give consideration to further investments in U.S. government agency, U.S. government obligations and mortgage backed securities, after giving consideration to the potential impact on the fair value of these securities that may result from interest rate fluctuations in comparison to alternative investment securities.

The following table represents the contractual maturities for investments in debt securities for each major security type at March 31, 1996.

                                                         March 31, 1996
                                       ----------------------------------------------------
                                                             Maturing
                                       ----------------------------------------------------
                                                      After One
                                           Within    But Within        After
(IN THOUSANDS)                           One Year    Five Years    Five Years       Total
- -------------------------------------------------------------------------------------------

Available for sale:
     U.S. government obligations          $4,007       $1,961             -       $ 5,968
     Mortgage backed securities                -            -         4,695         4,695
                                          ------       ------        ------       -------
                                          $4,007       $1,961        $4,695       $10,663
                                          ------       ------        ------       -------
                                          ------       ------        ------       -------

Held to maturity:
     U.S. government agency callable
      notes (final maturity)                   -        7,998         3,800        11,798
                                          ------       ------        ------       -------
                                          $    -       $7,998        $3,800       $11,798
                                          ------       ------        ------       -------
                                          ------       ------        ------       -------

LOANS

Loans consisted of the following:

                                                     March 31,     December 31,
(IN THOUSANDS)                                            1996            1995
- ------------------------------------------------------------------------------
Real estate mortgage loans:
     Residential                                      $28,724       $ 30,966
     Commercial                                        49,258         50,797
Commercial and industrial loans                         2,264          2,524
Consumer and other loans                               15,778         16,263
                                                      -------       --------
                                                      $96,024       $100,550
                                                      -------       --------
                                                      -------       --------

Loans decreased $4.5 million (or 4.5%) at March 31, 1996 as compared to December 31, 1995. The most significant reason for the decrease was the prepayment of loans in advance of their scheduled maturity dates, as borrowers refinanced at lower interest rates.

ALLOWANCE FOR LOAN LOSSES

The Company's allowance for loan losses ("Allowance") was $2.6 million at March 31, 1996 compared to $2.7 million at December 31, 1995. The Allowance represented 2.76% and 2.65% of total loans, and 182.48% and 47.96% of nonperforming loans, at March 31, 1996 and December 31, 1995, respectively.

Although the balance of the Allowance remained relatively unchanged at March 31, 1996 as compared to December 31, 1995, the level is still expected to trend moderately downwards for the remainder of 1996. This is anticipated to occur as previously identified loan loss exposure is quantified and recognized (charged-off), either through negotiations and work out efforts, or through the commencement of collateral liquidations. Management believes there will not be a dramatic decline in the Allowance such as was experienced at the end of 1995.

In determining reserve adequacy, management places a high reliance upon the review of individual commercial loan assets to determine whether or not loss exposure exists. All such loans classified substandard or worse are assigned individual allocated loan loss reserves, where appropriate. Consistent with current guidelines, a five percent reserve is also established against loans graded special mention and various reserve percentages are established against the non-classified balance of the commercial portfolio, as well as residential loans, construction loans and consumer loans. This methodology relies upon a combination of current and anticipated trends, along with historical trends, in establishing the appropriate reserve percentages for the different portfolios.

While the current level of the Allowance is believed to be adequate, the Company continues to hold a large concentration of commercial real estate loans that remain vulnerable to loan default. Deterioration in the local economy or real estate market, or upward movements in interest rates, could have an adverse effect on the performance of the loan portfolio that could result in the need for an increased allowance for loan losses. Conversely, further improvement in overall asset quality, favorable local economic conditions or a favorable local real estate market, could positively effect the Allowance.

NONPERFORMING ASSETS

Information with respect to nonperforming assets is set forth below:

                                                     March 31,     December 31,
(IN THOUSANDS)                                            1996            1995
- ------------------------------------------------------------------------------
Nonaccrual loans                                       $  736         $1,948
Accruing loans past due 90 days or more                    89            169
Restructured loans                                        625          3,427
Real estate owned                                       2,164          1,973
                                                      -------        -------
Total                                                  $3,614         $7,517
                                                      -------        -------
                                                      -------        -------

The level of nonperforming assets declined 51.9% from December 31, 1995 to March 31, 1996, from $7.5 million to $3.6 million, respectively. The current level of nonperforming assets represents an 86.8% decline from the level established at December 31, 1991 of $27.3 million. While the downward trend in nonperforming assets that has developed since 1991 is significant, the Company continues to hold a large concentration of commercial real estate loans that remain vulnerable to default. Many of these loans were made at or near the peak in the commercial real estate market in the late 1980's and the collateral coverage for many loans may not be adequate to protect the Bank from potential losses in the event such loans become nonperforming. Deterioration in the local economy or real estate market, or upward movements in interest rates, could have an adverse impact on currently performing commercial real estate loan relationships. These factors could result in an increased incidence of loan defaults and, as a result, an increased level of nonperforming loans.

IMPAIRED LOANS

Management reviews loans on a case by case basis to determine which loans should be classified as impaired. If management believes there is a high probability of a loss of principal or interest, then such loans are determined to be impaired. At March 31, 1996, the recorded investment in loans for which impairment has been recognized in accordance with FASB Statement No. 114 totaled $1,251,000 compared to $3,728,000 at December 31, 1995. The corresponding allocated reserves for these loans was $304,000 for the period ended March 31, 1996. All loans classified as impaired totaling $1,251,000 are also classified as nonperforming assets at March 31, 1996, of which $626,000 are nonaccrual and $625,000 are troubled debt restructures. All impaired loans were secured by real estate at March 31, 1996 and accounted for by the lower of the fair value of the collateral or amortized loan value.

Impaired loans consisted of the following:

(IN THOUSANDS)                                March 31, 1996    December 31, 1995
- ---------------------------------------------------------------------------------
Real estate mortgage loans:
     Residential                                  $   70            $  301
     Commercial                                    1,181             3,427
Real estate construction loans                         -                 -
Commercial and industrial loans                        -                 -
Consumer and other loans                               -                 -
                                                  ------            ------
                                                  $1,251            $3,728
                                                  ------            ------
                                                  ------            ------

REAL ESTATE OWNED ("REO")

At March 31, 1996, REO consisted of 8 commercial and residential real estate properties equaling $2,081,000 and 5 repossessed assets equaling $83,000.

REO is initially recorded at the lower of cost or fair value (minus estimated costs to sell) at the date the Bank acquires title to the property and any difference is charged to the Allowance at the time the property is classified as REO. Subsequently, the values of such properties are reviewed by management and writedowns, if any, are charged to expense. Costs relating to the development and improvement of properties are capitalized; holding costs are charged to expense.

LIQUIDITY - COASTAL

Deposits totaled $126.7 million at March 31, 1996, an increase of $1.0 million (or 0.9%) from the level of $125.7 million at December 31, 1995.

On April 26, 1996, the Bank consummated its sale of the Kezar Falls branch to Maine Bank & Trust Company. Included in the sale were all of the branch deposits totaling $9.9 million and certain of the furniture, fixtures and equipment of the branch. The Bank recognized a premium paid on the deposits of $403,000, which was offset by expenses relating to the sale of $37,000.

On April 20, 1996, the Bank implemented a new deposit program featuring seven new checking account products. The new program will entail increased expenditures in marketing and a new mix of deposit products, which the Bank believes will help to facilitate its efforts to increase its market share and its non-interest income and to decrease its cost of funds.

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

LIQUIDITY - PARENT

On a parent company only ("parent") basis, the Company conducts no separate operations. Its business consists of the business of its banking subsidiary.
In addition to debt service relating to the FDIC Note in the principal amount of $9.0 million issued by the Company to the FDIC on January 31, 1995 in connection with the settlement of the cross guaranty claim, the Company's expenses consist primarily of Delaware franchise taxes associated with the Company's authorized capital stock, and certain legal and various other expenses. Expenses, including certain audit and professional fees, insurance and other expenses, are allocated between Coastal and the Company based upon the relative benefits derived. At March 31, 1996 the parent's assets (other than its investment in its subsidiary) consisted of $47,000 in cash.

Payment of dividends by the Company on its stock is subject to various restrictions. Among these restrictions is a requirement under Delaware corporate law that dividends may be paid by the Company out of its surplus or, in the event there is no surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

The Amended and Restated Settlement Agreement, which was consummated on January 31, 1995 (the "Amended and Restated Settlement Agreement"), prohibits the payment of dividends by the Company to its stockholders on any class of stock (except for a dividend paid in shares of the Company's common stock, or in any other stock of the Company) until the unpaid principal amount and interest under the Note are paid in full in accordance with the terms thereof.

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

On May 3, 1996, November 13, 1995 and November 30, 1994, following the receipt of appropriate regulatory approvals, Coastal paid the Company cash dividends of $200,000, $200,000 and $175,000, respectively, for certain current and anticipated operating expenses of the Company and certain expenss related to the Company's recapitalization, some of which are reimbursable expenses related to the proposed equity offering by the Company.

CAPITAL - COASTAL

The table below sets forth the regulatory capital requirements and capital ratios for Coastal at March 31, 1996:

(DOLLARS IN THOUSANDS)
- -------------------------------------------------------------------------------
TIER 1 CAPITAL (LEVERAGE) TO TOTAL ASSETS RATIO (1)
     Qualifying capital                                            $ 13,740
     Actual %                                                          9.45%
     Minimum requirement %                                             6.00%
     Average assets for first quarter                              $145,368

TIER 1 CAPITAL TO RISK-WEIGHTED ASSETS
     Qualifying capital                                            $ 13,740
     Actual %                                                         15.21%
     Minimum requirement %                                             4.00%

Total capital to risk-weighted assets
             (TIER 1 AND TIER 2)
     Qualifying capital                                            $ 14,888
     Actual %                                                         16.48%
     Minimum requirement %                                             8.00%
     Gross risk-weighted assets                                    $ 90,345

________________________
(1) Calculated on an average quarterly basis

Note: As described in Note A to the Consolidated Financial Statements, the Memorandum (effective November 22, 1994) among Coastal, the FDIC and the Maine Bureau of Banking requires Coastal to maintain a Tier 1 capital to total assets ratio of 6.0% or greater. Coastal's Tier 1 capital to total assets ratio at March 31, 1996 was 9.45%.

CAPITAL - COMPANY

The Federal Reserve capital adequacy guidelines apply on a consolidated basis to bank holding companies with consolidated assets of $150 million or more. For bank holding companies which have less than $150 million in consolidated assets, as did the Company for each of the quarters ended March 31, 1995, June 30, 1995, September 30, 1995, December 31, 1995 and March 31, 1996, the guidelines are applied on a bank-only basis (as opposed to a consolidated basis) unless (i) the parent bank holding company is engaged in nonbank activity involving significant leverage or (ii) the parent company has a significant amount of debt that is held by the general public. The Federal Reserve capital adequacy guidelines provide that "debt held by the general public" is debt held by parties other than financial institutions, officers, directors, and controlling stockholders of the banking organization or their related interests. The FDIC Note is not considered to be "debt held by the general public" for purposes of such capital guidelines. As a result, applied on a bank-only basis, the Company's ratios of tier 1 capital to total assets, tier 1 capital to risk-weighted assets, and qualifying total capital to risk-weighted assets of 9.45%, 15.21%, and 16.48%, respectively, at March 31, 1996 were in complaince with such guidelines. If the Company were required to calculate its ratios of tier 1 capital to total assets, tier 1 capital to risk-weighted assets, and qualifying total capital to risk-weighted assets on a consolidated basis, such ratios would be 2.90%, 4.68% and 5.95%, respectively, at March 31, 1996.

The Company suspended the payment of cash dividends to its stockholders in the fourth quarter of 1989 and has not paid any cash dividends to its stockholders since that time. Pursuant to the Amended and Restated Settlement Agreement, no dividends may be paid to the Company's stockholders until the unpaid principal and interest under the Note payable to the FDIC are paid in full.


RESULTS OF OPERATIONS

NET INCOME (LOSS)

The net income for the three months ended March 31, 1996 was $337,000, compared with net income of $225,000 for the same period last year. The improvement in earnings for 1996 is primarily attributable to no provision for loan loss expense for the quarter ended March 31, 1996, as compared to $100,000 of provision expense for the same period last year. Effective April 26, 1996, the Company consummated the sale of its Kezar Falls branch to Maine Bank & Trust Company and will recognize in the second quarter of 1996 a net gain of $366,000, calculated by deducting $37,000 in expenses associated with the closing from the gross deposit premium received of $403,000.

NET INTEREST INCOME

Net interest income remained relatively unchanged for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995, at $1.5 million. Included in the March 31, 1996 and March 31, 1995 net interest income total is interest expense of $141,000 and $73,000, respectively, for the Company's $9.0 million Note payable to the FDIC. Although net interest income remained relatively unchanged, the Company's average earning assets and average interest bearing liabilities declined $4.7 million and $6.0 million, respectively, for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. This drop in average earning assets and average interest bearing liabilities was largely offset in part by an increase in the interest margin between earning assets and interest bearing liabilities. The yield on average earning assets increased from 7.81% at March 31, 1995 to 8.26% at March 31, 1996, a gain of .45%, as compared to an increase in the cost of average interest bearing liabilities from 3.75% for the quarter ended March 31, 1995 to 4.10% for the quarter ended March 31, 1996, or .35%.

PROVISION FOR LOAN LOSSES

There was no provision for loan loss expense for the three months ended March 31, 1996, versus $100,000 provision expense for the three months ended March 31, 1995. This is attributable to several factors, including the essentially unchanged level of the Allowance, both in dollars ($2.6 million at March 31, 1996 versus $2.7 million at December 31, 1995) and as a percentage of total loans (2.76% at March 31, 1996 versus 2.65% at December 31, 1995), the decline in nonperforming loans, and management's review of the portfolio and its determination of the adequacy of the Allowance as of March 31, 1996.

The Company's policy is to fund the Allowance by charging operations in the form of provision for loan loss expense which represents estimated loss exposure based on periodic evaluations of the loan portfolio and current economic trends. The Company continues to hold a large concentration of commercial real estate loans. The ultimate collectibility of the Company's commercial real estate loan portfolio is particularly susceptible to changes in local real estate market conditions. Deterioration in the local economy or real estate market, or upward movement in interest rates, could have an adverse impact on the loan portfolio that could result in the need for increased provision for loan loss expense.

Management believes that the Allowance is adequate at March 31, 1996. However, future additions to the Allowance may be necessary based on changes in the financial condition of various borrowers, new information that becomes available relative to various borrowers and loan real estate collateral, as well as changes in local, regional or national economic conditions. In addition, various regulatory authorities, as an integral part of their examination process, periodically review the Company's Allowance. Such authorities may require the Company to recognize additions to the Allowance based upon information available to them and their judgments at the time of their examination.

OTHER OPERATING INCOME

Other operating income for the three months ended March 31, 1996 was $131,000, as compared to $168,000 for the same respective period in 1995. Other income for the three months ended March 31, 1995 includes a realized gain on trading accounts of $33,000.

OTHER OPERATING EXPENSES

Other operating expenses for the three months ended March 31, 1996 was $1.3 million, as compared to $1.4 million for the same respective period in 1995.
The $56,000 decline is primarily attributable to three items: (i) a reduction in legal expenses of $89,000, (ii) a $36,000 reduction in FDIC insurance expense on deposits resulting from a decrease in the Bank's assessment rate, (iii) partially offset by an increase in the net cost of REO of $63,000 as a result of increased expenditures on various properties. Additionally, as a result of the implementation of the Bank's new deposit program, management believes that its other operating expense category will increase in the future, mainly in the marketing area, in order for the Bank to facilitate its efforts to increase the Bank's market share of deposits As of March 31, 1996, the Bank had approximately $50,000 in prepaid expenses associated with the new program which are anticipated to be expensed during the second quarter of 1996.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     Information required by this Item is set forth under Note A - Certain Regulatory Matters, under the caption "Settlement of the Cross Guaranty Claim." As of March 31, 1996, there were various claims and lawsuits pending against the Company incidental to the ordinary course of business. In the opinion of management, after consultation with legal counsel, resolution of these matters is not expected to have a material effect on the consolidated financial position or results of operations.

ITEM 2.  CHANGES IN SECURITIES.

     Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of the Company's security holders during the first quarter of 1996.

ITEM 5. OTHER INFORMATION.

     Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits that are filed with this Form 10-Q, or that are incorporated herein by reference, are set forth below:

     3.1(i) Restated Articles of Incorporation (filed as Exhibit 3.1(i) to the Annual Report on Form 10-K for the year ended December 31, 1995, File No. 0-14087 ("1995 Form 10-K"), and incorporated herein by reference).

     3.1(ii) Amended and Restated Bylaws (filed as Exhibit 3.1(ii) to 1995 Form 10-K, and incorporated herein by reference).

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

     10.11 Purchase and Assumption Agreement, dated February 22, 1996, between Coastal Savings Bank and Maine Bank & Trust Company (filed as
     Exhibit 10.11 to 1995 Form 10-K, and incorporated herein by reference).

     10.12 Agreement for Data Processing Services, dated February 28, 1996, between Coastal Savings Bank and Data Dimensions Inc. (filed as Exhibit
     10.12 to 1995 Form 10-K, and incorporated herein by reference).

     27      Financial Data Schedule

(b)  No Form 8-K was filed by the Company during the first quarter of 1996.

                           FIRST COASTAL CORPORATION

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              FIRST COASTAL CORPORATION


Date: May 14, 1996            By:  /S/ Gregory T. Caswell
                                   ------------------------------------
                              Gregory T. Caswell
                              President and Chief Executive Officer


Date: May 14, 1996            By:  /S/ Dennis D. Byrd
                                   ------------------------------------
                              Dennis D. Byrd
                              Treasurer
                              (Principal Financial and Accounting Officer)