Form 10-K/A
period 1995-12-31
FIRST COASTAL CORP
filed 1996-06-04
CIK 802763

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                   AMENDMENT NO. 2 TO FORM 10-K ON FORM 10-K/A

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

                            FIRST COASTAL CORPORATION
            --------------------------------------------------------
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
                                                              (Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                               ---      ---

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

LENDING ACTIVITIES

LOAN PORTFOLIO COMPOSITION

The following table sets forth the composition of the Company's loan portfolio at the dates indicated:


                                              December 31,
                            ----------------------------------------------------
(IN THOUSANDS)                  1995       1994       1993       1992       1991
- --------------------------------------------------------------------------------

Real estate mortgage:
  Residential               $ 30,966   $ 33,158   $ 39,771   $ 51,898   $ 71,216
  Commercial                  50,797     57,997     61,953     65,567     75,073
Real estate construction           -          -        429        669      1,542
Commercial and industrial      2,524      2,510      3,013      3,703      6,650
Consumer and other loans      16,263     15,991     18,305     22,208     26,787
                            --------   --------   --------   --------   --------
Total loans                 $100,550   $109,656   $123,471   $144,045   $181,268
                            --------   --------   --------   --------   --------
                            --------   --------   --------   --------   --------

Ratios of loans to:
  Deposits                       80%        84%        88%        92%       106%
  Assets                         69%        71%        72%        76%        85%


The Bank's loan growth has been limited as a result of several factors. Beginning in the late 1980's adverse real estate market conditions and a rising interest rate environment in New England limited demand for new loans in the Bank's market area. The Bank began to experience significant asset quality problems and significant operating losses, resulting in a curtailment in loan volume as these problems began to be addressed. The Bank's ability to grow was further limited due to capital restraints imposed by the FDIC and the Maine Bureau of Banking under the Order to Cease and Desist. One requirement of the Order was that the Bank improve its Tier 1 capital to total assets ratio from the December 31, 1991 level of 4.42% to 6.0% by December 31, 1993. This requirement caused management to effect a strategy of selective balance sheet shrinkage, including a reduction in loan originations. Payoffs of loans also reduced loan balances as interest rates began to decline. Though the 6.0% Tier 1 capital to total assets level was achieved (6.24% at December 31, 1993), management's continued focus on improving overall asset quality, in conjunction with the pre-settlement uncertainties arising from the FDIC cross guaranty claim, and the post-settlement efforts to develop a plan for repaying the FDIC Note, resulted in new loan volume receiving less emphasis until mid-1995.

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

The following table sets forth the maturities of the loan portfolio by loan type as of December 31, 1995:


                                               After One
                                     Within   But Within        After
(IN THOUSANDS)                     One Year   Five Years   Five Years      Total
- --------------------------------------------------------------------------------

Real estate mortgage:
     Residential                    $   205      $ 1,071      $29,690   $ 30,966
     Commercial                       9,795       21,619       19,383     50,797
Real estate construction                  -            -            -          -
Commercial and industrial               753        1,223          548      2,524
Consumer and other                      418        1,500       14,345     16,263
                                    -------      -------      -------   --------
Total loans                         $11,171      $25,413      $63,966   $100,550
                                    -------      -------      -------   --------
                                    -------      -------      -------   --------

Loans maturing after
  one year with:
Fixed interest rate                               $5,462      $15,975   $ 21,437
Variable/adjustable interest rate                 19,951       47,991     67,942
                                    -------      -------      -------   --------
                                                 $25,413      $63,966   $ 89,379
                                    -------      -------      -------   --------
                                    -------      -------      -------   --------


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


                                            For the Quarter Ended
                              --------------------------------------------------
(IN THOUSANDS)                  December 31,  September 30,  June 30,  March 31,
- --------------------------------------------------------------------------------
1995 originations (1) :
  Residential real estate            $1,658       $1,563         $776     $  171
  Consumer                              930          583          625        250
                                     ------       ------       ------     ------
     Total                           $2,588       $2,146       $1,401     $  421
                                     ------       ------       ------     ------
                                     ------       ------       ------     ------

1994 originations (1):
  Residential real estate             $ 561        $ 439       $1,412     $2,309
  Consumer                              356          404          837        219
                                     ------       ------       ------     ------
     Total                           $  917       $  843       $2,249     $2,528
                                     ------       ------       ------     ------
                                     ------       ------       ------     ------


(1) Includes refinancing of existing portfolio and off balance sheet serviced loans.

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

The Bank's deposit growth has been limited in large part by the same factors discussed under "Lending Activities" above, including the Bank's prior strategy of selectively shrinking the balance sheet. The following table sets forth the Company's deposit balances at the dates indicated:


                                                     December 31,
                                ------------------------------------------------
(IN THOUSANDS)                      1995      1994      1993      1992      1991
- --------------------------------------------------------------------------------

Noninterest bearing
   demand deposits              $  5,128  $  5,425  $  5,871  $  7,217  $  7,900
Interest bearing
   demand deposits                15,741    17,300    18,470    18,813    16,472
Savings and escrow deposits       42,020    48,205    53,655    55,581    52,994
Time deposits                     62,776    59,107    62,591    74,707    93,017
                                --------  --------  --------  --------  --------
   Total                        $125,665  $130,037  $140,587  $156,318  $170,383
                                --------  --------  --------  --------  --------
                                --------  --------  --------  --------  --------


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

At December 31, 1995, 1994 and 1993, Coastal's deposits consisted of the following:


                                                December 31,
                         -------------------------------------------------------
                                1995               1994               1993
                         -------------------------------------------------------
                          Average  Average   Average  Average   Average  Average
(DOLLARS IN THOUSANDS)     Amount     Rate    Amount     Rate    Amount     Rate
- --------------------------------------------------------------------------------

Noninterest bearing
   demand deposits       $  4,973        -  $  5,798        -  $  6,132        -
Interest bearing
   demand deposits         15,958    2.24%    17,749    2.27%    12,375    2.16%
Savings deposits           44,201    2.91     51,162    2.74     60,580    2.92
Time deposits              61,344    5.43     60,930    4.60     68,288    4.96
                         --------           --------           --------
   Total                 $126,476           $135,639           $147,375
                         --------           --------           --------
                         --------           --------           --------


At December 31, 1995, jumbo certificates of deposit maturities and weighted average interest rates were as follows:


                                       Balance          Weighted Average
Maturities (IN MONTHS)          (In thousands)             Interest Rate
- --------------------------------------------------------------------------

3 months or less                        $  438                      5.50%
over 3 - 6                                 101                      5.25
over 6 - 12                                432                      5.89
over 12                                    738                      6.40
                                        ------
   Total                                $1,709                      5.66%
                                        ------
                                        ------


As of December 31, 1995, Coastal had no brokered deposits as these deposits all matured in 1993.

BORROWINGS

The Bank has used FHLB advances in the past to expand its lending and investment activities and to enhance the Bank's mix of rate-sensitive assets and liabilities, E.G., to extend maturities or to improve liquidity. The following table sets forth the amount of the Company's borrowed funds at the dates indicated:


                                                    December 31,
                                   -----------------------------------
(IN THOUSANDS)                              1995       1994       1993
- ----------------------------------------------------------------------

FHLB advances                            $ 6,000    $12,612    $18,108
FDIC Note (1)                              9,000      9,000          -
                                         -------    -------    -------
                                         $15,000    $21,612    $18,108
                                         -------    -------    -------
                                         -------    -------    -------


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

At December 31, 1995, the Bank had outstanding $6.0 million in borrowings with a weighted average interest rate of 5.77% from the FHLB of Boston, maturing as follows:


                               Amount Maturing
       Due Date                 (IN THOUSANDS)          Interest Rate
       --------------------------------------------------------------

       July 1997                        $2,000                   6.06%
       January 1998                      2,000                   5.92
       March 1998                        2,000                   5.32
                                        ------
                                        $6,000
                                        ------
                                        ------


The following table sets forth information regarding the weighted average interest expense at December 31 and the highest month end balances of the Bank's total borrowings:


(IN THOUSANDS)                               1995        1994        1993
- -------------------------------------------------------------------------

Weighted average interest expenses of
  total borrowings                          5.37%       7.28%       8.08%
Highest month end balance of
  total borrowings                        $10,412     $18,108     $24,684


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

The Federal Reserve's capital adequacy guidelines provide for three types of capital: tier 1 capital (or core capital), tier 2 capital (or supplementary capital) and total capital. Tier 1 capital generally includes common stockholders' equity, qualifying noncumulative perpetual preferred stock and related surplus, qualifying cumulative perpetual preferred stock and related surplus (limited to a maximum of 25% of tier 1 elements) and minority interest in the equity accounts of consolidated subsidiaries. Goodwill and most types of intangible assets are required to be deducted from tier 1 capital. The only types of intangible assets that may be included in a bank holding company's capital are readily marketable purchased mortgage-servicing rights and purchased credit-card relationships, provided that the total amount of these assets included in capital may not exceed 50% of tier 1 capital elements. Purchased credit-card relationships are subject to a separate sublimit of 25% of tier 1 capital elements. The amount of purchased mortgage-servicing rights and purchased credit-card relationships that a bank holding company may include in capital, subject to the aggregate limitations described above, is limited to the lesser of (i) 90% of their fair market value or (ii) 100% of their book value. Tier 2 capital generally includes allowances for loan and lease losses (limited to 1.25% of risk-weighted assets), most perpetual preferred stock and any related surplus, certain hybrid capital instruments, perpetual debt and mandatory convertible securities and certain intermediate-term preferred stock and subordinated debt instruments (subject to a maximum of 50% of tier 1 capital excluding goodwill, but phased-out as the instrument matures). Total capital generally includes tier 1 capital, plus qualifying tier 2 capital, minus investments in unconsolidated subsidiaries, reciprocal holdings of bank holding company capital securities and other deductions as may be determined by the Federal Reserve.

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

On a bank-only basis, the Company's ratios of tier 1 capital to total assets, tier 1 capital to total risk-weighted assets, and total capital to risk-weighted assets of 9.19%, 14.32%, and 15.59%, respectively, at December 31, 1995 were in compliance with such guidelines.

The Federal Reserve has proposed to modify its risk-based capital adequacy guidelines to take into account interest-rate risk. The interest-rate risk proposal would attempt to estimate the effect that changes in market interest rates might have on the net economic value of an institution. An institution with interest-rate risk exposure in excess of an as yet to be determined threshold level would be required to allocate additional capital equal to the dollar amount of the estimated change in its net economic value that is in excess of that level. The FDIC has proposed similar changes to its risk-based capital guidelines that will apply to the Bank. The foregoing proposals may have the effect of requiring the Company and the Bank to maintain increased capital.

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

Under such regulations, state nonmember banks must maintain a minimum ratio of qualifying total capital to risk-weighted assets of 8.0%, including a minimum ratio of Tier 1 capital to risk-weighted assets of 4.0%. At December 31, 1995, the Bank had a ratio of qualifying total capital to risk-weighted assets of 15.59% and a ratio of Tier 1 capital to risk-weighted assets of 14.32%. The FDIC has proposed to amend its risk-based capital standards to ensure that those standards provide adequately for interest-rate risk in a manner similar to that proposed by the Federal Reserve. See "Business -- Regulation -- Federal Bank Holding Company Regulation."

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable

                                     PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS.

As of December 31, 1995, the Company had approximately 1,573 holders of record and 600,361 outstanding shares of Common Stock. The Common Stock is traded in the over-the-counter market in the "pink sheets," although such trades are limited and sporadic and there is no established public trading market for the Common Stock.

For the periods reported below, the following table sets forth the range of high and low closing bid prices for the Common Stock on the OTC Bulletin Board as reported by NASDAQ Trading and Market Services. Such quotations represent prices between dealers without adjustment for retail markups, markdowns or commissions and may not necessarily represent actual transactions. Information prior to May 31, 1995 has been adjusted to reflect the one for ten reverse stock split with respect to the Company's outstanding Common Stock effective as of such date.



                                    High                 Low
- ------------------------------------------------------------
1994
      First Quarter                $1.50               $1.50
      Second Quarter                0.10                0.10
      Third Quarter                   --                  --
      Fourth Quarter                5.00                1.20

1995
      First Quarter                $5.00               $1.25
      Second Quarter                2.00                1.50
      Third Quarter                 2.50                1.50
      Fourth Quarter                3.50                1.50


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


                                                                       Year Ended December 31,
                                             ----------------------------------------------------------------
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)         1995         1994         1993         1992         1991
- -------------------------------------------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:
Interest income                                   $11,707      $11,780      $12,748      $16,319      $21,032
Interest expense (1)                                5,850        5,726        7,254        9,986       14,639
                                                  -------      -------      -------      -------      -------
Net interest income                                 5,857        6,054        5,494        6,333        6,393
Provision for loan losses                            (425)         107          (30)       1,136        5,967
                                                  -------      -------      -------      -------      -------
Net interest income
  after provision for loan losses                   6,282        5,947        5,524        5,197          426
Investment securities gains (losses)                   (4)          38           99          (19)         360
Other income                                          576          391        1,323        1,126          980
Other expenses (2)                                  5,194        6,278        6,158        7,049       12,853
Income tax benefit                                      -            -           (4)        (198)        (114)
                                                  -------      -------      -------      -------      -------
Income (loss) before minority
  interest and extraordinary item                   1,660           98          792         (547)     (10,973)
Minority interest in
  net income (loss)                                     -            -           44          (18)        (378)
                                                  -------      -------      -------      -------      -------
Income (loss) before
 Extraordinary Item                                 1,660           98          748         (529)     (10,595)
Extraordinary Item -
 Charge to earnings as a result of the
 settlement of the cross guaranty claim                 -        9,000            -            -           --
                                                  -------      -------      -------      -------      -------
Net income (loss)                                 $ 1,660      $(8,902)     $   748      $  (529)    $(10,595)
                                                  -------      -------      -------      -------      -------
                                                  -------      -------      -------      -------      -------

PER SHARE DATA:
Weighted Average Shares Outstanding               600,361      600,361      600,361      600,361      600,361
Income (loss) before
 extraordinary item                               $  2.77    $     .16     $   1.25     $   (.88)    $ (17.65)
                                                  -------      -------      -------      -------      -------
                                                  -------      -------      -------      -------      -------
Net income (loss)                                 $  2.77      $(14.83)    $   1.25     $   (.88)    $ (17.65)
                                                  -------      -------      -------      -------      -------
                                                  -------      -------      -------      -------      -------


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


                                                                       December 31,
                                            -----------------------------------------------------------------
(DOLLARS IN THOUSANDS)                               1995         1994         1993         1992         1991
- -------------------------------------------------------------------------------------------------------------

BALANCE SHEET
  DATA:
Total assets                                     $145,453     $154,212     $170,819     $188,838     $214,422
Investment securities                              19,712       16,746        1,036        4,061        l,487
Assets held for sale                                  281          185        3,421        6,882        3,661
Loans, net                                        100,528      109,625      123,468      144,000      181,209
Allowance for loan losses                           2,659        4,042        3,642        4,280        6,098
Nonperforming assets                                7,517        9,006       11,627       24,382       27,303
Deposits                                          125,665      130,037      140,587      156,318      170,383
Borrowings                                          6,000       12,612       18,108       21,249       31,595
FDIC Note                                           9,000        9,000            -            -            -
Stockholders' equity                                3,997        2,014        9,878        9,130        9,659

FINANCIAL RATIOS:
Net interest rate spread                             4.13%        3.79%        3.26%        3.26%        2.47%
Return on average assets before
extraordinary item                                   1.14          .06          .41         (.27)       (4.62)
Return on average  assets                            1.14        (5.48)         .41         (.27)       (4.62)
Return on average equity before
 extraordinary item                                 58.20          .92         7.63        (5.44)      (82.20)
Return on average equity                            58.20       (83.78)        7.63        (5.44)      (82.20)
Equity to assets                                     2.75         1.31         5.78         4.83         4.50
Dividend payout ratio                                  --           --           --           --           --
Tier 1 leverage capital                              2.74         1.41         5.63         4.81         4.50
Total risk-based capital                             5.54         3.46         9.69         8.02         7.72


SELECTED FINANCIAL DATA FOR COASTAL SAVINGS BANK

The following table sets forth, in summary form, certain selected financial data as of and for each of the five years in the period ended December 31, 1995:


                                                                      Year Ended December 31,
                                                -------------------------------------------------------------
                                                                                                    Unaudited
                                                                                                    ---------
(IN THOUSANDS)                                       1995         1994         1993         1992         1991
- -------------------------------------------------------------------------------------------------------------
Statement of Operations Data:
Interest income                                   $11,707      $11,774      $12,731      $16,275      $20,980
Interest expense                                    5,435        5,727        7,255        9,989       14,639
                                                  -------      -------      -------      -------      -------
Net interest income                                 6,272        6,047        5,476        6,286        6,341
Provision for loan losses                            (425)         107          (30)       1,136        5,967
                                                  -------      -------      -------      -------      -------
Net interest income after provision
for loan losses                                     6,697        5,940        5,506        5,150          374
Investment securities gains (losses)                   (4)          38           99          (19)         360
Other income                                          576          392        1,321        1,145        1,089
Other expenses                                      4,811        6,063        5,940        7,104        9,539
Income tax expense (benefit)                           --           --            6         (198)        (114)
                                                  -------      -------      -------      --------     --------
Net income (loss)(1)                              $ 2,458      $   307      $   980      $  (630)     $(7,602)
                                                  -------      -------      -------      --------     --------
                                                  -------      -------      -------      --------     --------


(1) In 1994, the Bank incurred approximately $0.6 million consisting of legal and other professional fees in connection with the settlement of the cross guaranty claim with the FDIC.


                                                                       December 31,
                                               --------------------------------------------------------------
                                                                                                    Unaudited
                                                                                                    ---------
(IN THOUSANDS)                                       1995         1994         1993         1992         1991
- -------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA:
Total assets                                     $145,446     $153,948     $170,177     $188,144     $212,611
Investment
  securities                                       19,712       16,746        1,036        4,061        l,487
Assets held for sale                                  281          185        3,421        6,882        3,661
Loans, net                                        100,528      109,625      123,468      144,000      181,209
Allowance for loan losses                           2,659        4,042        3,642        4,280        6,098
Nonperforming assets                                7,517        9,006       11,627       24,382       27,303
Deposits                                          125,764      130,076      140,599      156,378      170,528
Borrowings                                          6,000       12,612       18,108       21,249       31,595
Stockholders' equity                               13,335       10,754       10,906        9,926        9,406

FINANCIAL RATIOS:
Return on average assets                             1.68%         .19%         .54%        (.32)%      (3.33)%
Return on average equity                            20.67         2.82         9.20        (6.37)      (49.01)
Equity to assets                                     9.17         6.99         6.41         5.28         4.42
Tier 1 leverage capital                              9.19         7.05         6.24         5.25         4.42
Total risk-based capital                            15.59        12.12        10.57         8.60         7.57


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


                                        After Three
                               Within      Months     After One    After Two   After Three
                                Three      within    But within    But within   But within      After     Non-rate
(IN THOUSANDS)                 Months     One Year    Two Years   Three Years   Five Years   Five Years  Sensitive      Total
- -----------------------------------------------------------------------------------------------------------------------------

ASSETS:
Interest earning deposits      $4,375                                                                                  $4,375
Fed Funds                      10,000                                                                                  10,000
Securities:
 Available for sale (1)         1,999        $2,021        $994                                    $787     $3,440      9,241
 Held-to-maturity (1)           4,993         5,794         999                                                        11,786
Assets held for sale              281                                                                                     281
Loans (2)                      25,713        42,850       9,769        $4,556       $2,969       12,793      1,878    100,528
Other assets                                                                                                 9,242      9,242
                              -------       -------     -------        ------       ------      -------    -------   --------
TOTAL ASSETS                  $47,361       $50,665     $11,762        $4,556       $2,969      $13,580    $14,560   $145,453
                              -------       -------     -------        ------       ------      -------    -------   --------
                              -------       -------     -------        ------       ------      -------    -------   --------

LIABILITIES AND
STOCKHOLDERS' EQUITY
Savings and MMDA's            $46,056                                                                                 $46,056
CD's                           13,823       $26,903     $11,385        $7,533       $3,031         $101                62,776
FHLB Advances                                             2,000         4,000                                           6,000
FDIC Note                                                 9,000                                                         9,000
Other liabilities                                                                                          $17,624     17,624
Stockholders' equity                                                                                         3,997      3,997
                              -------       -------     -------        ------       ------      -------    -------   --------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY          $59,879       $26,903     $22,385       $11,533       $3,031         $101    $21,621   $145,453
                              -------       -------     -------        ------       ------      -------    -------   --------
                              -------       -------     -------        ------       ------      -------    -------   --------

Gap                          $(12,518)      $23,762    $(10,623)      $(6,977)        $(62)     $13,479    $(7,061)
Cumulative Gap                (12,518)       11,244         621        (6,356)      (6,418)       7,061

RSA/Total assets                32.56%        34.83%       8.09%         3.13%        2.04%        9.34%     10.01%

RSL/Total assets                41.17         18.50       15.39          7.93         2.08         0.07      14.86

Cumulative RSA/RSL              79.09        112.96      100.57         94.73        94.81       105.70

Cumulative Gap/Total assets     (8.61)         7.73         .43         (4.37)       (4.41)        4.85


(1) Non-rate sensitive securities include certain equity investments such as FHLB stock and limited partnership interests. Callable securities are placed according to earliest call date.
(2) Nonaccrual loans are considered non-rate sensitive and the allowance for loan losses is included in the non-rate sensitive category.

At December 31, 1995, Coastal is asset-sensitive (positive Gap) within a one year time frame in the amount of $11.2 million or 7.73% of total assets. This compares to a positive Gap of $1.9 million or 1.2% of total assets at December 31, 1994. When a bank's ability to reprice interest-earning assets exceeds its ability to reprice interest-bearing liabilities within shorter time periods, as in the case with the Company, decreases in interest rates generally would adversely affect net interest income, while increases in interest rates generally would have the opposite effect. However, because earning assets and sources of funds do not reprice in exactly the same manner as interest levels change, the preceding table should not be viewed as a sole indicator of how the Company will be affected by changes in interest rates. It is the Company's policy to seek to reduce its exposure to the adverse effects of volatile interest rates. Evaulating and managing this potential exposure is a continual challenge in a changing environment and a primary objective of the Company's asset/liability management policy. Managing the rate sensitivity within the balance sheet can be accomplished in several ways. By managing the origination of new assets and liabilities, or the rollover of the existing balance sheet assets, incremental change towards the desired sensitivity position can be achieved. However, as interest levels decrease the volume of new adjustable rate loans decrease and conversely the demand for fixed rate loans increase. The Company has an asset/liability committee which meets weekly to discuss the management of interest rate risk, liquidity and funds management.

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

At December 31, 1995 securities classified as held to maturity consisted of $0.9 million in U.S. government treasury bills and $10.8 million in callable notes issued by Fannie Mae, FHLB, Sallie Mae and Freddie Mac.

The following tables set forth the book value and maturities of investment securities and weighted average yields at December 31, 1995, 1994 and 1993:


                                                 December 31, 1995      December 31, 1994
                                                 -----------------      -----------------
(DOLLARS IN THOUSANDS)                          Book Value    Yield    Book Value    Yield
- ------------------------------------------------------------------------------------------

Available for sale:
  U.S. government obligations maturing
  in 1-5 years                                  $ 5,014        5.6%      $ 4,852      5.8%
  Mortgage backed securities maturing
  in over 10 years                                  787        7.5           858      7.5
  Equity/mutual fund                              2,000        6.2         3,894      5.6
  Other                                             125          -           320      2.9
                                                -------                  -------
                                                $ 7,926        5.9%      $ 9,924      5.9%
                                                -------                  -------
                                                -------                  -------

Held to maturity:

U.S. government obligations maturing
  in one year or less                           $   993        6.5%      $ 6,822      5.2%

U.S. government agency callable notes
  maturing after  1-5 years (final maturity)      8,991        6.6             -
                  5-10 years (final maturity)     1,802        7.3             -        -
                                                -------                  -------
                                                 10,793        6.7             -        -
                                                -------                  -------
                                                $11,786        6.7%      $ 6,822      5.2%
                                                -------                  -------
                                                -------                  -------



                                                                       December 31, 1993
                                                                     --------------------
(DOLLARS IN THOUSANDS)                                               Book Value     Yield
- -----------------------------------------------------------------------------------------

U.S. government and
agency obligations:
  maturing 1 year or less                                                $  628       3.5%
  maturing after 1-5 years                                                    -         -
                                                                         ------
                                                                            628       3.5
Other bonds and notes:
  maturing after 1-5 years                                                    -         -
  maturing after 10 years                                                     -         -
Other securities                                                            408       2.3
                                                                         ------
Total investments                                                        $1,036       3.0%
                                                                         ------
                                                                         ------


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


                                                                     December 31,
                                        ----------------------------------------------------------------------
                                               1995                     1994                     1993
                                        --------------------     --------------------     --------------------
                                                   Percent                  Percent                  Percent
                                                   of Loans                 of Loans                 of Loans
                                                   to Total                 to Total                 to Total
(DOLLARS IN THOUSANDS)                  Amount       Loans       Amount       Loans       Amount       Loans
- --------------------------------------------------------------------------------------------------------------

Real estate mortgage loans:
     Residential                        $   82         30.8%     $   66         30.2%     $   80         32.2%
     Commercial                          2,216         50.5       3,322         54.6       3,000         50.2
Real estate construction loans              --          --           --           --           4           .3
Commercial and industrial loans             13          2.5          46           .6          38          2.4
Consumer and other loans                   120         16.2         141         14.6         177         14.9
Unallocated                                228           --         467           --         343           --
                                        ------        -----      ------        -----      ------        -----
Total                                   $2,659        100.0%     $4,042        100.0%     $3,642        100.0%
                                        ------        -----      ------        -----      ------        -----
                                        ------        -----      ------        -----      ------        -----

Allowance as a percentage of loans                     2.65%                    3.67%                    2.95%

Allowance as a percentage of
     nonperforming loans                              47.96%                   66.47%                   64.11%

Allowance as a percentage of
     nonperforming loans
     (excluding restructured loans)                  125.60%                   87.90%                  247.92%


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

The following table sets forth the changes in the Allowance, including charge-offs and recoveries, by loan category for the past five years:


                                                                   December 31,
                                       ------------------------------------------------------------------
(dollars in thousands)                    1995          1994           1993           1992           1991
- ---------------------------------------------------------------------------------------------------------

Balance at beginning
  of period                            $ 4,042       $ 3,642       $  4,280       $  6,098       $  9,185
Deconsolidation of Suffield Bank                                                                   (4,400)
Charge-offs:
  Real estate mortgage loans            (1,113)         (178)        (1,197)        (2,726)        (3,665)
  Real estate construction loans            --            --            (28)        (  121)        (  201)
  Commercial and industrial loans       (  142)           --         (   55)        (  178)        (  712)
  Consumer and other loans              (   78)       (  112)        (   89)        (  143)        (  218)
                                         -----         -----          -----          -----          -----
Total charge-offs                       (1,333)       (  290)        (1,369)        (3,168)        (4,796)
Recoveries:
  Real estate mortgage loans               172           127            179            165             34
  Commercial and industrial
     loans                                 170           410            543             21              2
  Consumer and other loans                  33            46             39             28            106
                                         ------        -----          -----          -----          -----
Total recoveries                           375           583            761            214            142
                                         -----         -----          -----         ------          -----
Net (charge-offs) recoveries            (  958)          293         (  608)        (2,954)        (4,654)
                                         -----         -----          -----          -----          -----
Provision for loan losses               (  425)          107         (   30)         1,136          5,967
                                         -----         -----          -----          -----          -----
Balance at end of period                $2,659        $4,042         $3,642         $4,280         $6,098
                                        ------        ------         ------         ------         ------
                                        ------        ------         ------         ------         ------

Net charge-offs as a percentage
  of average loans                        .91%          (.25)%         .46%          1.76%          2.39%


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


NONPERFORMING ASSETS

Information with respect to nonperforming assets is set forth below:



                                                  December 31,
                               -------------------------------------------------
(IN THOUSANDS)                   1995      1994       1993       1992       1991
- --------------------------------------------------------------------------------

Nonaccrual loans               $1,948    $4,340     $1,220     $4,103    $10,638
Accruing loans past due
   90 days or more                169       258        249        194        565
Restructured loans              3,427     1,483      4,212      7,455      7,678
Real estate owned               1,973     2,222      5,299      3,833      1,828
Financed real estate owned         --        --        450      1,535         --
In-substance repossessions        n/a       703        197      7,262      6,594
                               ------    ------    -------    -------    -------
                               $7,517    $9,006    $11,627    $24,382    $27,303
                               ------    ------    -------    -------    -------
                               ------    ------    -------    -------    -------


Nonperforming loans (consisting of nonaccrual loans, accruing loans past due 90 days or more and restructured loans) are comprised of the following:


                                                            December 31,
(IN THOUSANDS)                                  1995         1994         1993
- ------------------------------------------------------------------------------

Real estate mortgage loans:
 Residential                                 $   386      $   115      $   126
 Commercial                                    5,007        5,667        5,420
Real estate construction loans                    --           --           --
Commercial and industrial loans                   --          156           12
Consumer and other loans                         151          143          123
                                             -------      -------      -------
Total loans                                  $ 5,544      $ 6,081      $ 5,681
                                             -------      -------      -------
                                             -------      -------      -------


The following table sets forth certain information regarding nonperforming commercial loans:


                                      December 31, 1995           December 31, 1994           December 31, 1993
                                   ----------------------      ----------------------      ----------------------
(DOLLARS IN THOUSANDS)            Number of    Outstanding    Number of    Outstanding    Number of    Outstanding
Type of Property Security           Loans        Balance        Loans        Balance        Loans        Balance
- ------------------------------------------------------------------------------------------------------------------

1-4 Family Residential                 1         $  158            3         $  308            2         $  238
5 or more Family Residential           5            977            5          1,073            5            970
Non-Residential Real Estate            5          3,872            3          4,286            5          4,212
Commercial and Industrial             --             --            2            156            2             12
                                      --         ------           --         ------           --         ------
                                      11         $5,007           13         $5,823           14         $5,432
                                      --         ------           --         ------           --         ------
                                      --         ------           --         ------           --         ------


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

The following table sets forth certain information regarding potential problem loans at December 31, 1995:


                                              Number of                Balance
Type of Security Property             Outstanding Loans         (IN THOUSANDS)
- ------------------------------------------------------------------------------

Apartments                                            6                $ 2,647
Industrial                                            1                  1,362
Single family                                         4                    119
Other                                                13                  2,757
                                                     --                 ------
                                                     24                 $6,885
                                                     --                 ------
                                                     --                 ------


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

The breakdown of such commitments is as follows:


(IN THOUSANDS)                                                  1995      1994
- ------------------------------------------------------------------------------

Real estate mortgage:
  Residential                                                 $  174    $   85
  Commercial                                                      --        --
Construction                                                      --        --
Commercial lines of credit                                       191       615
Consumer lines of credit                                       7,649     7,137
                                                              ------    ------
Total                                                         $8,014    $7,837
                                                              ------    ------
                                                              ------    ------


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

CAPITAL - COASTAL

The table below sets forth the regulatory capital requirements and capital ratios for Coastal at December 31, 1995:


(DOLLARS IN THOUSANDS)
- -------------------------------------------------------------------------

Tier 1 capital (Leverage) to total assets (1)ratio
- --------------------------------------------------
   Qualifying capital                                          $13,296
   Actual %                                                       9.19%
   Minimum requirement %                                          6.00%
   Average assets for fourth quarter                          $144,658

Tier 1 capital to risk-weighted assets
- --------------------------------------
   Qualifying capital                                          $13,296
   Actual %                                                      14.32%
   Minimum requirement %                                          4.00%

Total capital to risk-weighted assets
        (Tier 1 and Tier 2)
- -------------------------------------
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

OTHER EXPENSES

The following table summarizes 1995 and 1994 other expenses:


                                                                Increase
(DOLLARS IN THOUSANDS)                   1995        1994      (Decrease)
- -------------------------------------------------------------------------

Salaries and employee benefits         $2,092      $2,020        $   72
Occupancy                                 440         568          (128)
Net cost of operation of REO and ISR       56         527          (471)
Other operating expenses                2,606       3,163          (557)
                                       ------      ------       -------
                                       $5,194      $6,278       $(1,084)
                                       ------      ------       -------
                                       ------      ------       -------


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

OTHER EXPENSES

The following table summarizes 1994 and 1993 other expenses:


                                                                Increase
(DOLLARS IN THOUSANDS)                   1994        1993      (Decrease)
- -------------------------------------------------------------------------

Salaries and employee benefits         $2,020      $2,218         $(198)
Occupancy                                 568         595           (27)
Net cost of operation of REO and ISR      527         593           (66)
Other operating expenses                3,163       2,752           411
                                       ------      ------          ----
                                       $6,278      $6,158          $120
                                       ------      ------          ----
                                       ------      ------          ----


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

                                                 Year Ended December 31, 1995
                                                         Compared to
                                                 Year Ended December 31, 1994
                                         ---------------------------------------
                                            Increase (Decrease)
                                                  Due to
                                         -----------------------
(IN THOUSANDS)                             Rate           Volume          Total
- --------------------------------------------------------------------------------
Interest income:
  Loans(1)                                 $450            $(887)         $(437)
  Investments held to maturity              123              160            283
  Investment available for sale              37               65            102
  Interest earning deposits                 294             (242)            52
  Assets held for sale                       (4)             (69)           (73)
                                          -----           ------         ------
    Total interest income                   900             (973)           (73)
                                          -----           ------         ------

Interest expense:
  Savings                                    67             (229)          (162)
  Other time deposits                       510               19            529
  FHLB advances                             (75)            (587)          (662)
  FDIC Note                                 419                -            419
                                          -----           ------         ------
    Total interest expense                  921             (797)           124
                                          -----           ------         ------
Net change in net interest income
  before provision for loan losses         $(21)           $(176)         $(197)
                                          -----           ------         ------
                                          -----           ------         ------


(1) For purposes of these computations, nonaccrual loans are included in the average balance volumes.


                                                 Year Ended December 31, 1994
                                                         Compared to
                                                 Year Ended December 31, 1993
                                         ---------------------------------------
                                            Increase (Decrease)
                                                  Due to
                                         -----------------------
(IN THOUSANDS)                             Rate           Volume          Total
- --------------------------------------------------------------------------------
Interest income:
  Loans(1)                                 $(32)         $(1,384)       $(1,416)
Investments                                  23              498            521
  Interest earning deposits                 252             (145)           107
  Assets held for sale                      (19)            (161)          (180)
                                          -----           ------           ----
    Total interest income                   224           (1,192)          (968)
                                          -----           ------           ----

Interest expense:
  Savings                                  (116)            (113)          (229)
  Other time deposits                      (218)            (365)          (583)
  FHLB advances                            (120)            (596)          (716)
                                          -----          -------           ----
    Total interest expense                 (454)          (1,074)        (1,528)
                                          -----           ------         ------
Net change in net interest
  income before provision
  for loan losses                          $678            $(118)        $  560
                                          -----           ------         ------
                                          -----           ------         ------


(1) For purposes of these computations, nonaccrual loans are included in the average balance volumes.

AVERAGE BALANCE SHEETS

The table below shows the major items that affected net interest income for each of the three years in the period ended December 31, 1995.


                                                                             Year Ended December 31,
                                             -----------------------------------------------------------------------------------
                                                         1995                         1994                         1993
                                             -------------------------    -------------------------    -------------------------
                                             Average            Yield/    Average            Yield/    Average            Yield/
                                             Balance  Interest    Rate    Balance  Interest    Rate    Balance  Interest    Rate
                                             -------------------------    -------------------------    -------------------------

ASSETS:
Loans (1)(2)                                $105,742   $ 9,642    9.12%  $115,940   $10,079    8.69%  $131,795   $11,494    8.72%
Investments
  Investments 1993                                                                                       3,692       194    5.25
  Available for sale(3)                        9,782       606    6.20      8,658       504    5.82         --        --      --
  Held to maturity                             7,917       494    6.24      4,504       210    4.68         --        --      --
Interest earning deposits                     15,889       945    5.95     21,808       894    4.10     26,747       787    2.94
Assets held for sale                             372        20    5.38      1,471        93    6.32      3,591       273    7.60
                                            --------   -------           --------   -------           --------   -------
Total interest earning assets                139,702    11,707    8.38    152,381    11,780    7.73    165,825    12,748    7.69
Noninterest earning assets                     6,444                       10,206                       15,880
                                            --------                     --------                     --------
Total assets                                $146,146                     $162,587                     $181,705
                                            --------                     --------                     --------
                                            --------                     --------                     --------

LIABILITIES:
Savings                                     $ 60,159   $ 1,644    2.73%  $ 68,911   $ 1,806    2.62%  $ 72,955   $ 2,035    2.79%
Other time deposits                           61,344     3,333    5.43     60,930     2,804    4.60     68,288     3,387    4.96
FHLB advances                                  7,253       454    6.26     15,296     1,116    7.30     22,679     1,832    8.08
FDIC Note(4)                                   9,000       419    4.66         25        --      --         --        --      --
                                            --------   -------           --------   -------           --------   -------
Total interest bearing liabilities           137,756     5,850    4.25    145,162     5,726    3.94    163,922     7,254    4.43
Noninterest bearing deposits                   4,973                        5,798                        6,132
Noninterest bearing liabilities                  565                        1,002                        1,844
Stockholders' equity                           2,852                       10,625                        9,807
                                            --------                     --------                     --------
Total liabilities and stockholders'equity   $146,146                     $162,587                     $181,705
                                            --------                     --------                     --------
                                            --------                     --------                     --------
Net interest income                                    $ 5,857                      $ 6,054                      $ 5,494
                                                       -------                      -------                      -------
                                                       -------                      -------                      -------
Net interest rate spread (5)                                      4.13%                        3.79%                        3.26%
Net interest margin (6)                                           4.19%                        3.97%                        3.31%


(1) For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding.
(2) Included in interest income on loans are loan fees of $95,000, $277,000 and $251,000 for the years ended December 31, 1995, 1994 and 1993, respectively.
(3) Yields on available for sale securities are calculated based upon historical cost.
(4) The FDIC Note bears interest commencing upon issuance on January 31, 1995 at a rate of 5.0% for the first year and 6.5% for the second year.
(5) Return on interest earning assets less cost of interest bearing liabilities.
(6)  Net interest income divided by average earning assets.

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



Coopers & Lybrand, L.L.P.
Portland, Maine
February 5, 1996

CONSOLIDATED BALANCE SHEETS
First Coastal Corporation and Subsidiary


                                                                                     December 31,
                                                                           -------------------------------
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)                             1995                   1994
- ----------------------------------------------------------------------------------------------------------

ASSETS
Noninterest earning deposits and cash - Note C                               $4,466                 $4,701
Interest earning deposits                                                     4,375                  6,636
                                                                             ------                 ------
  Cash and Cash Equivalents                                                   8,841                 11,337

Federal funds sold                                                           10,000                 10,000

Trading securities                                                                -                    915

Investment securities - Note D:
 Held-to-maturity                                                            11,786                  6,822
 Available-for-sale (at market value)                                         7,926                  9,924
                                                                             ------                 ------
                                                                             19,712                 16,746

Federal Home Loan Bank stock-at cost                                          1,315                  1,315
Assets held for sale - Note B                                                   281                    185

Loans - Note E                                                              100,550                109,656
Less:Deferred loan fees, net                                                    (22)                   (31)
     Allowance for loan losses - Note F                                      (2,659)                (4,042)
                                                                            -------                -------
                                                                             97,869                105,583

Premises and equipment - Note G                                               3,073                  2,941
Accrued income receivable                                                     1,004                    783
Real estate owned and repossessions                                           1,973                  2,925
Other assets                                                                  1,385                  1,482
                                                                           --------               --------
  TOTAL ASSETS                                                             $145,453               $154,212
                                                                           --------               --------
                                                                           --------               --------

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits - Note H                                                          $125,665               $130,037
Advances from Federal Home Loan Bank - Note I                                 6,000                 12,612
FDIC Note - Note A                                                            9,000                  9,000
Accrued expenses and other liabilities                                          791                    549
                                                                            -------                -------
  TOTAL LIABILITIES                                                         141,456                152,198

STOCKHOLDERS' EQUITY - NOTES J AND K
Preferred stock, $1 par value; Authorized
 1,000,000 shares; none outstanding
Common Stock, $1 par value: Authorized
 6,700,000 shares; issued and outstanding
 1995 and 1994 - 600,361 shares - Note K                                        600                    600
Paid-in capital                                                              29,375                 29,375
Retained earnings (deficit)                                                 (26,016)               (27,676)
Unrealized gain (loss) on available for sale securities                          38                   (285)
                                                                           --------               --------
  TOTAL STOCKHOLDERS' EQUITY                                                  3,997                  2,014
                                                                           --------               --------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $145,453               $154,212
                                                                           --------               --------
                                                                           --------               --------


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF OPERATIONS
First Coastal Corporation and Subsidiary


                                                                       Year Ended December 31,
                                                              --------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                         1995           1994           1993
- ----------------------------------------------------------------------------------------------------
INTEREST AND DIVIDEND INCOME
 Interest and fees on loans                                     $9,662        $10,172        $11,767
 Interest and dividends on investment securities:
     Taxable interest income                                       832            425             69
     Dividends                                                     268            290            125
Other interest income                                              945            893            787
                                                              --------       --------       --------
Total Interest and Dividend Income                              11,707         11,780         12,748


INTEREST EXPENSE
Deposits - Note H                                                4,977          4,610          5,422
Borrowings:
     Advances from Federal Home Loan Bank                          454          1,116          1,832
     FDIC Note                                                     419              -              -
                                                              --------       --------       --------
Total Interest Expense                                           5,850          5,726          7,254
                                                              --------       --------       --------
Net Interest Income Before Provision for Loan Losses             5,857          6,054          5,494

Provision for loan losses - Note F                                (425)           107            (30)
                                                              --------       --------       --------
Net Interest Income After Provision for Loan Losses              6,282          5,947          5,524

OTHER INCOME
Service charges on deposit accounts                                257            284            300
Other service charges and fees                                      78             81             67
Gain (loss) on investment securities transactions                   (4)            38             99
Gain (loss) on sales of mortgage loans                              17             (8)           606
Other                                                              224             34            350
                                                              --------       --------       --------
                                                                   572            429          1,422
                                                              --------       --------       --------
OTHER EXPENSES
Salaries and employee benefits - Note L                          2,092          2,020          2,218
Occupancy - Note G                                                 440            568            595
Net cost of operation of real estate owned                          56            527            593
Other - Note P                                                   2,606          3,163          2,752
                                                              --------       --------       --------
                                                                 5,194          6,278          6,158
                                                              --------       --------       --------
Income Before Income Taxes,
   Minority Interest and Extraordinary Item                      1,660             98            788
Income tax benefit - Note M                                          -              -             (4)
Minority interest                                                    -              -             44
                                                              --------       --------       --------

INCOME BEFORE EXTRAORDINARY ITEM                                 1,660             98            748
EXTRAORDINARY ITEM -
Charge to earnings as a result of the settlement
   of the cross guaranty claim - Note A                              -          9,000              -
                                                              --------       --------       --------
NET INCOME (LOSS)                                              $ 1,660        $(8,902)        $  748
                                                              --------       --------       --------
                                                              --------       --------       --------

PER SHARE AMOUNTS
Weighted Average Shares Outstanding - Note K                   600,361        600,361        600,361
Income Per Share before Extraordinary item                      $ 2.77         $  .16        $  1.25
                                                              --------       --------       --------
                                                              --------       --------       --------
Net Income (Loss) per share                                     $ 2.77        $(14.83)       $  1.25
                                                              --------       --------       --------
                                                              --------       --------       --------


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
First Coastal Corporation and Subsidiary


                                                                                                 Net
                                                                                          Unrealized
                                                                                          Gain (Loss)
                                                                             Retained   on Available
                                                 Common        Paid-In       Earnings       for Sale
(IN THOUSANDS)                                    Stock        Capital       (Deficit)    Securities          Total
- -------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1992                    $6,007        $22,645       $(19,522)             -         $9,130
     Reverse stock split;
     One-for-ten - Note K                        (5,407)         5,407              -              -              -
                                              ---------      ---------      ---------      ---------      ---------
Balances at December 31, 1992,
  as restated                                       600         28,052        (19,522)             -          9,130
     1993 net income                                                              748              -            748
                                              ---------      ---------      ---------      ---------      ---------
Balances at December 31, 1993                       600         28,052        (18,774)                        9,878
     1994 net loss                                                             (8,902)                       (8,902)
     Increase in net unrealized loss on
       available for sale securities                  -              -              -        $  (285)          (285)
     Repurchase of minority interest                  -          1,323              -              -          1,323
                                              ---------      ---------      ---------      ---------      ---------
Balances at  December 31, 1994                      600         29,375        (27,676)          (285)         2,014
     1995 net income                                                            1,660                         1,660
     Increase in net unrealized gain on
       available for sale securities                  -              -              -            323            323
                                              ---------      ---------      ---------      ---------      ---------
Balances at December 31, 1995                    $  600        $29,375       $(26,016)      $     38        $ 3,997
                                              ---------      ---------      ---------      ---------      ---------
                                              ---------      ---------      ---------      ---------      ---------



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                    Year Ended December 31,
First Coastal Corporation and Subsidiary                                                     -------------------------------------
(IN THOUSANDS)                                                                                 1995           1994           1993
- ----------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net Income (loss)                                                                             $1,660        $(8,902)          $748
Adjustments to reconcile net income to net cash provided by operating activities:
  Charge to earnings as a result of the settlement of the cross guaranty claim                     -          9,000              -
  Provision for loan losses                                                                     (425)           107            (30)
  Writedowns of REO and ISR                                                                       13            226            467
  Depreciation and amortization                                                                  292            300            323
  Amortization of investment security (discounts)                                               (248)          (183)            (2)
  Realized investment securities (gains) losses                                                    4            (38)           (99)
  (Gains) losses from assets held in trading accounts                                            (33)            93              -
  Realized (gains) on assets held for sale                                                       (17)            (8)          (606)
  (Increase) decrease in trading account securities                                              948         (1,008)             -
  Loans originated and acquired for resale                                                    (3,376)        (3,497)       (14,542)
- ----------------------------------------------------------------------------------------------------------------------------------
  Sales of loans originated and acquired for resale                                            3,297          6,741         18,609
- ----------------------------------------------------------------------------------------------------------------------------------
  Decrease (increase) in interest receivable                                                    (221)           (78)           252
  Increase (decrease) in interest payable                                                        392            (45)           (77)
  Net change in other assets                                                                   1,988          4,016          5,991
  Net change in other liabilities                                                               (150)          (129)           182
                                                                                             -------        -------        -------
Net cash provided by operating activities                                                      4,124          6,595         11,216

INVESTING ACTIVITIES
  (Increase) in federal funds sold                                                                 -        (10,000)             -
  Maturities of securities                                                                         -              -          1,233
  Maturities of securities held to maturity                                                    8,000            634              -
  Sales of securities                                                                              -              -          7,069
  Sales of securities available for sale                                                       2,324            233              -
  Purchases of investment securities                                                               -              -         (5,176)
  Purchases of investment securities available for sale                                           (2)        (8,990)             -
  Purchases of investment securities held to maturity                                        (12,721)        (6,648)             -
  Net change in loans                                                                          7,187         12,306         19,924
  Net (purchases) of premises and equipment                                                     (424)           (86)            (2)
  Decrease in Federal Home Loan Bank Stock                                                         -              -            344
                                                                                             -------        -------        -------
Net cash provided (used) by investing activities                                               4,364        (12,551)        23,392

FINANCING ACTIVITIES
  Net change in deposits                                                                      (4,372)       (10,550)       (15,731)
  Proceeds from borrowings                                                                         -              -          5,000
  Payments on borrowings                                                                      (6,612)        (5,496)        (8,141)
  Purchase of Coastal Bancorp's minority interest                                                  -           (200)             -
                                                                                             -------        -------        -------
Net cash used by financing activities                                                        (10,984)       (16,246)       (18,872)
                                                                                             -------        -------        -------

Increase (decrease) in cash and cash equivalents                                              (2,496)       (22,202)        15,736
Cash and cash equivalents at beginning of period                                              11,337         33,539         17,803
                                                                                             -------        -------        -------
Cash and cash equivalents (interest and non- interest bearing) at end of period              $ 8,841        $11,337        $33,539
                                                                                             -------        -------        -------
                                                                                             -------        -------        -------

NONCASH INVESTING AND FINANCING ACTIVITIES
  FDIC Note                                                                                        -         $9,000              -
  Change in unrealized holding losses on investment securities available for sale               $323            285              -
  Securities available for sale collateralized by portfolio mortgage loans                         -          1,003              -
  Transfer of loans to real estate owned and in-substance repossessions                          952            827         $2,847



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

The Company adopted FASB Statement No. 114, ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN, on January 1, 1995. Under the new standard, a loan is considered impaired, based on current information and events, IF THERE IS A HIGH PROBABILITY that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Management identifies impaired loans on a loan-by-loan basis. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, with the exception of all collateral-dependent loans, which are measured for impairment based on the fair value of the collateral. The adoption of FASB Statement No. 114 resulted in no additional provision for loan losses as determined at January 1, 1995 and December 31, 1995.

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

NOTE D. INVESTMENT SECURITIES

The following table sets forth the amortized cost, fair market value and gross unrealized gains and losses of investment securities for each major security type at December 31, 1995:



                                                              December 31, 1995
                                        --------------------------------------------------------
                                                             Fair          Gross          Gross
                                         Amortized         Market     Unrealized     Unrealized
(IN THOUSANDS)                                Cost          Value          Gains         Losses
- ------------------------------------------------------------------------------------------------
Available for Sale:
  U.S. government obligations              $ 4,998        $ 5,014        $    23        $    (7)
  Mortgage backed securities                   765            787             22              -
  Equity/mutual fund                         2,000          2,000              -              -
  Other                                        125            125              -              -
                                           -------        -------        -------        -------
                                           $ 7,888        $ 7,926        $    45        $    (7)
                                           -------        -------        -------        -------
                                           -------        -------        -------        -------

Held to Maturity:
  U.S. government obligations              $   993         $  995        $     2              -
  U.S. government agency
    callable notes                          10,793         10,914            121              -
                                           -------        -------        -------        -------
                                           $11,786        $11,909        $   123              -
                                           -------        -------        -------        -------
                                           -------        -------        -------        -------


The following table sets forth the amortized cost, fair market value and gross unrealized gains and losses of investment securities for each major security type at December 31, 1994:


                                                              December 31, 1994
                                        --------------------------------------------------------
                                                             Fair          Gross          Gross
                                         Amortized         Market     Unrealized     Unrealized
(IN THOUSANDS)                                Cost          Value          Gains         Losses
- ------------------------------------------------------------------------------------------------
Available for sale:
  U.S. government obligations              $ 4,993         $4,852              -         $ (141)
  Mortgage backed securities                   896            858              -            (38)
  Equity/mutual fund                         4,000          3,894              -           (106)
  Other                                        320            320              -              -
                                           -------        -------        -------        -------
                                           $10,209         $9,924              -         $ (285)
Held to maturity:
                                           -------        -------        -------        -------
                                           -------        -------        -------        -------
  U.S. government obligations               $6,822         $6,792              -          $ (30)
                                           -------        -------        -------        -------
                                            $6,822         $6,792              -          $ (30)
                                           -------        -------        -------        -------
                                           -------        -------        -------        -------

Trading securities:
  Mortgage backed securities                $1,008          $ 915              -          $ (93)
                                           -------        -------        -------        -------
                                            $1,008          $ 915              -          $ (93)
                                           -------        -------        -------        -------
                                           -------        -------        -------        -------


The following is a summary of gross realized gains and losses on investment securities sold for 1995, 1994 and 1993. The 1995 and 1994 security gains and losses were all related to securities classified as available for sale. For computation of gross realized gains and losses, cost was determined by the specific identification method.


                                                                               December 31,
                                             --------------------------------------------------------------------------------
                                                    1995                          1994                          1993
                                               Gross Realized                Gross Realized                Gross Realized
(IN THOUSANDS)                               Gains         Losses          Gains         Losses          Gains         Losses
- -----------------------------------------------------------------------------------------------------------------------------
Sales of:
U.S. government obligations                      -              -              -              -          $  62              -
U.S. government agency                       $   1              -              -              -             59              -
Mortgage-backed securities                       -              -              -              -              -              -
Equity securities                                7          $ (12)         $  38              -              -          $ (22)
                                            ------         ------         ------         ------         ------         ------
                                             $   8          $ (12)         $  38              -           $121          $ (22)
                                            ------         ------         ------         ------         ------         ------
                                            ------         ------         ------         ------         ------         ------


The following table represents the contractual maturities for investments in debt securities for each major security type at December 31, 1995:


                                                            December 31, 1995
                                          -----------------------------------------------------
                                                                 Maturing
                                          -----------------------------------------------------
                                                        After One     After Five
                                            Within     But Within     But Within       After
(IN THOUSANDS)                            One Year     Five Years      Ten Years     Ten Years
- -----------------------------------------------------------------------------------------------
Available for sale:
  U.S. government obligations               $4,020         $  994                             -
  Mortgage backed securities                     -              -              -         $  787
                                        ----------     ----------     ----------     ----------
                                            $4,020         $  994              -         $  787
                                        ----------     ----------     ----------     ----------
                                        ----------     ----------     ----------     ----------


Held to maturity:
  U.S. government obligations               $  993              -             -               -
  U.S. government agency callable
    notes (final maturity)                       -         $8,991         $1,802              -
                                        ----------     ----------     ----------     ----------
                                            $  993         $8,991         $1,802              -
                                        ----------     ----------     ----------     ----------
                                        ----------     ----------     ----------     ----------


Investment securities gains and losses as reported in the consolidated statement of operations include for the years ended 1995, 1994 and 1993, a loss of $4,000, a gain of $38,000 and a loss of $99,000, respectively.

At December 31, 1995, the Company had $200,000 of securities pledged as collateral to secure public and private deposits.


NOTE E. LOANS

Loans consisted of the following:
                                                    December 31,
                                               -----------------------
(IN THOUSANDS)                                   1995           1994
- ----------------------------------------------------------------------
Real estate mortgage loans:
  Residential                                  $ 30,966       $ 33,158
  Commercial                                     50,797         57,997
Commercial and industrial loans                   2,524          2,510
Consumer and other loans                         16,263         15,991
                                               --------       --------
                                               $100,550       $109,656
                                               --------       --------
                                               --------       --------


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

Information with respect to nonperforming loans was as follows:

                                                December 31,
                                  ------------------------------------
(IN THOUSANDS)                      1995           1994           1993
- ----------------------------------------------------------------------

Nonaccrual loans                  $1,948         $4,340         $1,220
Accruing loans past due
  90 days or more                    169            258            249
Restructured loans                 3,427          1,483          4,212
                                  ------         ------         ------

                                  $5,544         $6,081         $5,681
                                  ------         ------         ------
                                  ------         ------         ------

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

Impaired loans consisted of the following:

(IN THOUSANDS)                                          December 31, 1995
- -------------------------------------------------------------------------

Real estate mortgage loans:
  Residential                                                  $   301
  Commercial                                                     3,427
Real estate construction loans                                       -
Commercial and industrial loans                                      -
Consumer and other loans                                             -
                                                               -------
                                                               $ 3,728
                                                               -------
                                                               -------

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


NOTE F. ALLOWANCE FOR LOAN LOSSES

Changes in the Allowance were as follows:


                                          Year Ended December 31,
                                  -------------------------------------
(IN THOUSANDS)                      1995           1994           1993
- -----------------------------------------------------------------------
Balance at beginning of year      $4,042         $3,642         $4,280
Charge-offs                       (1,333)          (290)        (1,369)
Recoveries                           375            583            761
                                  ------         ------         ------
  Net charge-offs                   (958)           293           (608)
Provision for loan losses           (425)           107            (30)
                                  ------         ------         ------

Balance at end of year            $2,659         $4,042         $3,642
                                  ------         ------         ------
                                  ------         ------         ------



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

NOTE G. PREMISES AND EQUIPMENT

Premises and equipment consisted of the following:

                                                       December 31,
                                                 ---------------------
(IN THOUSANDS)                                     1995           1994
- ----------------------------------------------------------------------

Land                                             $  423         $  423
Buildings and building improvements               2,774          2,670
Leasehold improvements                              371            374
Equipment                                         2,715          3,001
                                                 ------         ------
                                                  6,283          6,468
Less:  Accumulated depreciation
  and amortization                                3,210          3,527
                                                 ------         ------
                                                 $3,073         $2,941
                                                 ------         ------
                                                 ------         ------

Total rental expense for all leases was $75,000, $163,000 and $196,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

Future minimum payments, by year and in the aggregate, for all noncancelable operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 1995:


(IN THOUSANDS)                                         December 31,
- ----------------------------------------------------------------------
                                                   1996           $ 67
                                                   1997             68
                                                   1998             71
                                                   1999             75
                                                   2000             78
                                                                 -----
                                                                  $359
                                                                 -----
                                                                 -----

All leases are for premises and include options to renew for periods ranging from 1 to 5 years.

NOTE H. DEPOSITS

Deposits consisted of the following:
                                                       December 31,
                                                ----------------------
(IN THOUSANDS)                                     1995           1994
- ----------------------------------------------------------------------
Noninterest bearing demand deposits             $ 5,128       $  5,425
Interest bearing demand deposits                 15,741         17,300
Savings and escrow deposits                      42,020         48,205
Time deposits                                    62,776         59,107
                                               --------       --------
                                               $125,665       $130,037
                                               --------       --------
                                               --------       --------

Included in 1995 time deposits is $1,709,000 of deposits of $100,000 or more.

Detail of interest expense on deposits:

                                                     December 31,
                                       ------------------------------------
(IN THOUSANDS)                           1995           1994           1993
- ---------------------------------------------------------------------------
Interest bearing demand deposits       $  357         $  403         $  443
Savings deposits                        1,286          1,402          1,593
Other time deposits                     3,237          2,693          3,319
Time deposits of $100,000 or more          97            112             67
                                       ------         ------         ------
                                       $4,977         $4,610         $5,422
                                       ------         ------         ------
                                       ------         ------         ------

Total interest paid on deposits was $4,961,000, $4,420,000 and $5,470,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

NOTE I. BORROWINGS

ADVANCES FROM FEDERAL HOME LOAN BANK OF BOSTON

Maturities of advances from the FHLB of Boston outstanding at December 31, 1995 are as follows:

                                                           Weighted Average
                           (IN THOUSANDS)         Rates       Interest Rate
- ---------------------------------------------------------------------------
          1997                    $2,000          6.06%               6.06%
          1998                     4,000    5.32%-5.92%               5.62%
                                 -------
                                  $6,000                              5.77%
                                 -------
                                 -------


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

The following table sets forth the Pension Plan's funded status and amounts recognized in the consolidated financial statements:

                                                    Year Ended December 31,
                                                    -----------------------
(IN THOUSANDS)                                          1995           1994
- ---------------------------------------------------------------------------
Actuarial Present Value of Benefit Obligations:
 Accumulated benefit obligation
  (including vested benefits
  obligation of $1,327 in 1995 and
  $1,241 in 1994)                                     $1,414         $1,300
 Effects of future salary increases                      185            138
                                                      ------         ------
 Projected benefit obligation                          1,599          1,438
Fair value of plan assets (primarily
  listed stocks, U.S. bonds and
  insurance contracts)                                 1,921          1,623
                                                      ------         ------
Plan assets in excess of projected
  benefit obligation                                     322            185
Unrecognized prior service cost                           (5)            (6)
Unrecognized transition amount                          (120)          (146)
Unrecognized loss                                        107            217
                                                      ------         ------
Prepaid pension expense                                $ 304         $  250
                                                      ------         ------
                                                      ------         ------

The components of net pension expense (credit) are as follows:


                                               Year Ended December 31,
                                         ----------------------------------
(IN THOUSANDS)                           1995           1994           1993
- ---------------------------------------------------------------------------
Service cost - benefits                   $62          $  67          $  36
Interest cost of projected
  benefits                                110            102             90
Actual return on plan assets             (300)            18           (216)
Net amortization and deferral             142           (173)            67
                                        -----          -----          -----
Net pension expense (credit)            $  14          $  14          $ (23)
                                        -----          -----          -----
                                        -----          -----          -----


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

                                            Shares           Option
                                            Under           Price Range
                                            Option           Per Share
- ---------------------------------------------------------------------------
Outstanding at January 1, 1993               4,726         $35.90 - $157.40
  Cancelled                                   (934)         117.90 - 141.00
                                             -----         ----------------
Outstanding at December 31, 1993             3,792           35.90 - 157.40
Cancelled                                     (658)          35.90
                                             -----         ----------------
Outstanding at December 31, 1994             3,134           92.50 - 157.40
Cancelled                                   (2,667)          92.50 - 141.00
                                             -----         ----------------
Outstanding at December 31, 1995               467        $141.00 - $157.40
                                             -----         ----------------
                                             -----         ----------------
NOTE M.  INCOME TAXES

Due to the uncertainty that the benefit of the net deferred tax assets will be realized, a full valuation allowance has been recorded at December 31, 1995 and 1994.

A summary of income tax benefits is as follows:

                                             Year Ended December 31,
                                         ----------------------------------
(IN THOUSANDS)                           1995           1994           1993
- ---------------------------------------------------------------------------
Current                                     -              -            $(4)
Deferred
                                       ------         ------         ------
                                            -              -         $   (4)
                                       ------         ------         ------
                                       ------         ------         ------

A reconciliation of the difference between income tax benefit and the amount computed by applying the statutory federal income tax rate to income before income taxes, minority interest and extraordinary item is as follows:


                                                        Year Ended December 31,
                                                   ----------------------------------
(IN THOUSANDS)                                     1995          1994            1993
- -------------------------------------------------------------------------------------
Federal income tax at statutory rate               $564           $33            $268
Increase (decrease)
  resulting from:
 Expiration of capital loss carryforwards         2,060              -              -
 Increase in net operating loss
  carryforwards                                    (253)             -              -
 Net operating loss utilized                          -              -           (268)
 Change in valuation
  allowance                                      (2,454)           (35)             -
 Other items, net                                    83              2             (4)
                                                -------       --------          ------
Income tax benefit                              $    0         $     0          $  (4)
                                                -------       --------          ------
                                                -------       --------          ------


Significant components of deferred income tax assets and liabilities at December 31, 1995 and 1994 are presented below:


                                                                     December 31,
                                                                ----------------------
(IN THOUSANDS)                                                    1995          1994
- -------------------------------------------------------------------------------------
Deferred tax assets:
 Loans, principally due to
  allowance for losses                                            $904         $1,374
 REO, principally due to writedowns                                304            453
 Mark to market adjustments                                         13            129
 Deferred loan fees                                                  8             10
 Reserve for mortgage servicing rights                              45             45
 Investment writedowns                                              18             14
 Federal NOL credit and tax credit carryforward                  2,392          2,139
 Capital loss carryforward                                          11          2,071
 State NOL credit carryforward                                     143             81
FDIC Note                                                        3,060          3,060
Other                                                               90             69
                                                               -------        -------
Total gross deferred tax assets before
  valuation reserve                                              6,988          9,445

Valuation reserve                                               (6,850)        (9,304)
                                                               -------        -------
Total gross deferred tax asset                                     138            141
                                                               -------        -------
Deferred tax liabilities:
 Difference between tax and
  book basis of fixed assets                                       138            141
                                                               -------        -------
Net deferred taxes                                            $      0       $      0
                                                               -------        -------
                                                               -------        -------


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

NOTE O.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company's financial instruments as determined under FASB Statement No. 107 are as follows:


                                                     December 31, 1995
                                               ----------------------------
                                                Book                  Fair
(IN THOUSANDS)                                  Value                Value
- ---------------------------------------------------------------------------
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

____________________
(1) The carrying amount of cash and cash equivalents approximates fair value due to their short maturity.
(2) The fair value of investment securities is based on quoted market prices, if available. If prices are not available, quotes for similar instruments and/or information supplied to management is used.
(3) The fair market value for fixed and adjustable rate loans was estimated using the discounted cash flow analysis. Variable rate loans are considered to be at fair value, since such loans change directly with the market rates. The estimated fair value of nonperforming loans are calculated by using book value less the specific amount of allocated reserve from the allowance for loan losses.
(4) For deposit liabilities with no defined maturities, the fair value is the amount payable on demand. Term deposits were estimated using the discounted cash flow analysis.
(5) The fair value for FHLB borrowings and FDIC Note was estimated using the discounted cash flow analysis.

NOTE P. OTHER EXPENSES

Included in other expenses are:

                                               Year Ended December 31,
                                       ---------------------------------------
(IN THOUSANDS)                           1995           1994           1993
- -------------------------------------------------------------------------------
Data processing                          $530           $534           $527
Equipment                                 340            338            384
FDIC insurance                            190            406            451
Insurance-general                         168            268            330
Office                                    273            258            294
Legal                                     282            676            182
Advertising                               112             30             32
Other                                     711            653            552
                                      -------       --------       ---------
                                       $2,606         $3,163         $2,752
                                      -------       --------       ---------
                                      -------       --------       ---------

NOTE Q. FIRST COASTAL CORPORATION
          (PARENT COMPANY ONLY)
           FINANCIAL INFORMATION



BALANCE SHEETS
                                                                December 31,
                                                       ------------------------
(IN THOUSANDS)                                             1995            1994
- --------------------------------------------------------------------------------
Assets
Cash                                                    $      99      $    290
Investment in subsidiaries                                 13,334        10,754
Fixed assets                                                    8            13
                                                          -------        -------
  Total assets                                            $13,441       $11,057
                                                          -------        -------
                                                          -------        -------

Liabilities
Other liabilities                                        $    444        $   43
FDIC Note                                                   9,000         9,000
Stockholders' equity                                        3,997         2,014
                                                          -------        -------
   Total liabilities and
   stockholders' equity                                   $13,441       $11,057
                                                          -------        -------
                                                          -------        -------


STATEMENTS OF OPERATIONS
                                                  Year Ended December 31,
(IN THOUSANDS)                               1995           1994         1993
- --------------------------------------------------------------------------------
Dividends                                  $   200           $175             -
Interest Income                                  4              6      $      1
                                           -------        -------        -------
                                               204            181             1
Interest Expense:
 Interest on FDIC Note                         419              -             -
                                           -------        -------        -------
                                               419              -             -
                                           -------        -------        -------
Net Interest Income (loss)                    (215)             -             -

Operating Expenses:
 Stockholder relations                          76             59
 Professional fees                             293           156
 Other                                          14              -           100
                                           -------        -------        -------
                                               383            215           100
Loss before income
  tax, equity in undistributed
  net income of subsidiaries and
 extraordinary item                           (598)           (34)          (99)
Income tax benefit                               -              -           (10)
Equity in undistributed net
  income of  subsidiaries                    2,258            132           837
                                           -------        -------        -------
Income before
 Extraordinary Item                          1,660             98           748
Extraordinary Item -
Charge to earnings as a result of
 the settlement of the cross guaranty
   claim                                         -          9,000             -
                                           -------        -------        -------
Net Income (loss)                          $ 1,660        $(8,902)      $   748
                                           -------        -------        -------
                                           -------        -------        -------

STATEMENTS OF CASH FLOWS
                                                     Year Ended December 31,
                                          --------------------------------------
(IN THOUSANDS)                               1995           1994            1993
- --------------------------------------------------------------------------------

Operating Activities
Net income (loss)                           $1,660       $ (8,902)         $748
Charge to earnings as a result of
 the settlement of the
 cross guaranty claim                            -          9,000             -
Increase (decrease) in investment
   in subsidiary, due from subsidiary,
   other assets and other liabilities       (1,851)           199          (794)
                                           -------        -------        -------
Net cash used
   by operating activities                    (191)          (101)          (46)
Cash flows from Investing
   Activities, other Net                         -            379             -
                                           -------        -------        -------
Increase in cash and cash
   equivalents                                (191)           278             -

Cash, beginning of year                        290             12            58
                                           -------        -------        -------
Cash, end of year                         $     99        $   290      $     12
                                           -------        -------        -------
                                           -------        -------        -------
Non-Cash Financing Activities
FDIC Note                                                $  9,000



SEE NOTE J FOR RESTRICTIONS ON THE PAYMENT OF DIVIDENDS BY SUBSIDIARY TO THE COMPANY.

NOTE R. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                                        Quarter Ended,
                                             ------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE INFORMATION)            3/31          6/30            9/30          12/31
- ----------------------------------------------------------------------------------------------------------
1995
- ----
Interest income                                       $2,917         $2,935         $2,942         $2,913
Interest expense                                       1,399          1,458          1,492          1,501
                                                       -----          -----          -----          -----
Net interest income                                    1,518          1,477          1,450          1,412
Provision for loan losses                                100             75             75           (675)
Other income                                             168            137            125            129
Securities and loan sales gains                            -              2              3              8
Other expense                                          1,361          1,327          1,210          1,296
                                                       -----          -----          -----          -----
Income before income taxes                               225            214            293            928
Income tax                                                 -              -              -              -
                                                     -------        -------          -----         ------
Net income                                             $ 225          $ 214          $ 293          $ 928
                                                       -----          -----           ----          -----
                                                       -----          -----           ----          -----
Shares outstanding                                   600,361        600,361        600,361        600,361
Earnings per share                                     $ .37          $ .36          $ .49         $ 1.55
                                                       -----          -----          -----         ------
                                                       -----          -----          -----         ------
1994
- -----
Interest income                                       $2,828         $3,036         $2,911         $3,005
Interest expense                                       1,489          1,452          1,433          1,352
                                                      ------         ------         ------         ------
Net interest income                                    1,339          1,584          1,478          1,653
Provision for loan losses                                 67              -             40              -
Other income                                             159            157             69             14
Securities gains (losses)                                 72           (112)            64              6
Other expense                                          1,757          1,493          1,594          1,434
                                                      ------          -----         ------         ------
Income (loss) before income
  taxes, minority interest and
  extraordinary item                                    (254)           136            (23)           239
Income tax                                                 -              -              -              -
Minority interest                                        (11)            11              -             -
                                                      -------        ------         ------        -------
Income (loss) before
 extraordinary item                                     (243)           125            (23)           239
                                                      -------        ------         -------        ------
Extraordinary Item -
 Charge to earnings as a result of
 the settlement of the cross
 guaranty claim                                            -              -              -          9,000
                                                    --------      ---------       --------         ------
Net income (loss)                                    $  (243)       $   125        $   (23)       $(8,761)
                                                     --------       -------        --------       --------
                                                     --------       -------        --------       --------

Average shares outstanding                           600,361        600,361        600,361        600,361
Earnings (loss) per share
 Income (loss) per share before
  Extraordinary item                                 $  (.41)       $   .21         $ (.04)     $     .40
                                                     --------       -------         -------     ---------
                                                     --------       -------         -------     ----------
 Net income (loss) per share                         $  (.41)       $   .21         $ (.04)       $(14.59)
                                                     --------       -------         -------       -------

                                                     --------       -------         --------      -------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS

Pursuant to the Company's Restated Certificate of Incorporation, the directors are divided into three classes, as nearly equal in number as possible, with the number of directors as specified in the Company's Amended and Restated Bylaws. The term of office of only one class of directors expires in each year, and their successors are elected for terms of three years and until their successors are elected and qualified. Under the Amended and Restated Bylaws, the directors are divided into three classes, two of which are composed of one director and one of which is composed of two directors. In connection with the consummation of the Offering (as described under Item 11, "Executive Compensation -- Compensation of Directors"), the Company may seek to increase the size of its Board of Directors pursuant to an amendment to the Company's Amended and Restated Bylaws increasing the authorized number of directors. Under the Company's Amended and Restated Bylaws, newly created directorships resulting from any increase in the authorized number of directors may be filled, for the unexpired term, by the concurring vote of a majority of the directors then in office, whether or not a quorum, and any director so chosen shall hold office for the remainder of the full term of the class of directors in which the new directorship was created and until such director's successor shall have been elected and qualified. As of May 15, 1996, the Company has made no determination as to whether it will seek to increase the size of its Board of Directors in connection with the Offering or who the directors designated to fill any newly created directorships would be. In addition, there can be no assurance that the Offering will be consummated.

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

___________________

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

EDWARD K. SIMENSKY has been President of Simensky & Thomson, certified public accountants, in Saco, Maine, since 1978 and a member of the advisory board of EastGuard Insurance Company, Saco, Maine ("EastGuard"), since 1995. Mr. Simensky was a director of Mutual Fire Insurance Company, Saco, Maine ("Mutual Fire"), from 1987 until the acquisition of Mutual Fire by EastGuard in 1995. Mr. Simensky was a director of Suffield Bank, a subsidiary of the Company, from 1989 until September 1991 when the Banking Commissioner for the State of Connecticut deemed Suffield Bank insolvent and appointed the FDIC as receiver.

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

                             AGE AT
    NAME               DECEMBER 31, 1995                 POSITIONS HELD
   ------             -------------------               ----------------

Gregory T. Caswell                40             President and Chief Executive
                                                 Officer of the Company and the
                                                 Bank and a director of the Bank

Dennis D. Byrd                    33             Treasurer of the Company and
                                                 Executive Vice President, Chief
                                                 Financial Officer and Treasurer
                                                 and a director of the Bank



GREGORY T. CASWELL joined the Bank in December 1991 as Senior Vice President and Senior Loan Officer responsible for managing the lending, loan workout and credit administration functions of the Bank. From 1982 to 1991, he was with First NH Banks initially as Vice President -- Commercial Lending, then as Vice President in the bank's special assets group. In 1994, Mr. Caswell was promoted to Executive Vice President -- Lending Division of the Bank. Effective March 31, 1995 upon the resignation of James H. Whittaker, Mr. Caswell was elected President and Chief Executive Officer of the Company and the Bank and a director of the Bank.

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

Each executive officer has entered into an employment protection agreement with the Bank. In addition, the Boards of Directors of the Company and the Bank have proposed new employment agreements with each of Messrs. Caswell and Byrd, which agreements are expected to be entered into and which agreements would supersede the existing employment protection agreements with such executive officers. See
Item 11, "Executive Compensation -- Employment Agreements," which information is incorporated herein by reference.

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

                           SUMMARY COMPENSATION TABLE

                                                    Annual Compensation
                                               ----------------------------------------------
                                                                                Other Annual
Principal Positions               Year          Salary          Bonus           Compensation
- -------------------               ----          -------         -----          -------------
Gregory T. Caswell                 1995        $111,827        $34,000                   -
     President and Chief           1994          76,416          3,000                   -
     Executive Officer             1993          70,000          5,000                   -

James H. Whittaker                 1995          56,250         10,000              $2,454(1)
     President and                 1994         180,000         52,500               7,133
     Chief Executive               1993         143,520         30,000               2,129
      Officer (former) (2)

Dennis D. Byrd                     1995          81,154         21,500                   -
     Treasurer                     1994          53,510          3,000                   -
                                   1993          41,554          5,000                   -

_______________________
(1) Reimbursement for federal and state taxes on compensation for living expenses paid by the Company in 1995.
(2) Mr. Whittaker resigned as President and Chief Executive Officer of the Company and the Bank effective March 31, 1995.

OPTION GRANTS

No options were granted during the fiscal year ended December 31, 1995.

OPTION HOLDINGS

The following table sets forth information with respect to the number of securities underlying unexercised options held by each of the named executive officers at December 31, 1995.

                             FISCAL YEAR-END OPTIONS

                                             Number of Securities
                                             Underlying Unexercised
                                             Options at FY-End (1)(2)
               Name                          Exercisable/Unexercisable
               -----                         -------------------------
          Gregory T. Caswell                                0/0
          James H. Whittaker (3)                            0/0
          Dennis D. Byrd                                    10(4)/0
                                                            -------

(1) The fair market value of the underlying shares of Common Stock at December 31, 1995 was less than the exercise price of all such options previously granted.
(2) Adjusted to reflect the one for ten reverse stock split effective May 31, 1995.
(3) Mr. Whittaker resigned as President and Chief Executive Officer of the Company and the Bank effective March 31, 1995.
(4)  Such options expire March 18, 1996.
- ----------------------------------------

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

                               PENSION PLAN TABLE
                               YEARS OF SERVICE (1)
                               --------------------


     Annual
Compensation              15             20                25              30              35
- -------------------------------------------------------------------------------------------------
      $   75,000     $  22,500       $  30,000         $  37,500       $  45,000      $  45,000
         100,000        30,000          40,000            50,000           60,000        60,000
         125,000        37,500          50,000            62,500           75,000        75,000
         150,000        45,000          60,000            75,000           90,000        90,000
         175,000        45,000          60,000            75,000           90,000        90,000
         200,000        45,000          60,000            75,000           90,000        90,000
         225,000        45,000          60,000            75,000           90,000        90,000
         250,000        45,000          60,000            75,000           90,000        90,000


______________________

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

On May 2, 1996, the Board of Directors of the Company adopted the First Coastal Corporation 1996 Stock Option and Equity Incentive Plan (the "Plan") for the benefit of directors and employees of the Company and employees of any subsidiary of the Company, subject to approval by stockholders at the 1996 annual meeting of stockholders of the Company. Under the terms of the Plan, each of the four current non-employee directors of the Company will be granted a non-qualifying option with a 10-year term for 1,500 shares of Common Stock (representing an aggregate of options exercisable for 6,000 shares of Common Stock) on the date of the first public offering of shares of Common Stock that occurs after the date of adoption of the Plan, subject to stockholder approval, but such grants will not be made if no such offering occurs before December 31, 1996. The exercise price of such options will be equal to the offering price of the Company's Common Stock in connection with such public offering. The Company has filed a registration statement on Form S-2 with the SEC with respect to a proposed public offering of 750,000 shares of Common Stock (the "Offering") and expects to consummate the Offering in the third quarter of 1996. The Offering will be made only by means of a prospectus. The Plan further provides that, subject to the availability of shares, as of each annual meeting of stockholders of the Company after December 31, 1996, each non-employee director of the Company who is elected by the stockholders at, or whose term of office continues after, such meeting will be granted a non-qualifying option with a 10-year term for 500 shares upon the date of such election at a per share exercise price equal to the market value of a share of Common Stock on the date of grant.

EMPLOYMENT AGREEMENTS

In December 1994, the Bank entered into employment protection agreements (each an "Employment Protection Agreement" and together, the "Employment Protection Agreements") with each of Messrs. Caswell and Byrd, which superseded the employment protection agreements entered into with each of such executive officers in December 1993. The Employment Protection Agreements were amended in April 1995 to reflect the new titles of Messrs. Caswell and Byrd. The initial term of the Employment Protection Agreements expires December 31, 1996 and may be renewed by the written agreement of the Bank and the executive officer. In the event of a termination of the executive officer's employment during the term of the Employment Protection Agreement by the Bank without "cause" or by the executive officer for "good reason" (in each case as defined therein), the executive officer is entitled to receive a lump sum cash payment equal to one year's "current compensation." "Current compensation" is equal to (i) the executive officer's salary at the annual rate in effect at the time of his termination, (ii) any bonuses (other than performance bonuses) paid to the officer during the 12-month period prior to his termination and (iii) any deferred compensation credited to his account as of December 31 of the year preceding his termination. "Performance bonuses" of $3,000 each were payable to Messrs. Caswell and Byrd on December 31, 1994, and April 30, August 31, and December 31, 1995, respectively. The Employment Protection Agreements provide that the executive officer is required to give the Bank at least 90 days written notice before he voluntarily terminates his employment with the Bank (other than for "good reason").

The Boards of Directors of the Company and the Bank have proposed new employment agreements (each a "New Employment Agreement" and together, the "New Employment Agreements") with each of Messrs. Caswell and Byrd, which agreements are expected to be entered into by the parties thereto. The New Employment Agreements would supersede the Employment Protection Agreements.

Under their respective proposed New Employment Agreements, each executive officer may receive annual salary increases based on increases in the cost of living and based upon performance or merit, as determined by the Boards of Directors of the Company and the Bank. Each executive officer shall be eligible to receive discretionary bonuses as may be authorized by the Boards of Directors of the Company or the Bank and shall be eligible to participate in any plan of the Company or the Bank relating to stock options, stock purchases, pension, thrift, profit sharing, employee stock ownership, group life insurance, medical coverage, disability insurance, education or other retirement or employee benefits that the Company or the Bank has adopted or may adopt for the benefit of its executive employees. In addition, each executive officer is authorized to incur reasonable business expenses in the performance of his duties. The New Employment Agreements provide for initial terms ending December 31, 1997 with renewals for one additional consecutive 12-month period as of December 31, 1996 and each subsequent anniversary of December 31, unless the Company and the Bank, or the executive officer, gives written notice to the contrary at least two months prior to any such renewal date. The base salaries through December 31, 1996 for Messrs. Caswell and Byrd are $124,800 and $88,400, respectively, which salaries may not be reduced under the New Employment Agreements without the consent of the executive officer.

The Boards of Directors of the Company and the Bank may terminate the executive officer's employment at any time. Each proposed agreement provides that if the executive officer's employment is terminated other than for cause (as defined), disability or incapacitation or the executive officer terminates employment with good reason (as defined), the officer will be entitled (subject to certain limitations) (a) to continue to participate in and accrue benefits under certain benefit plans for the remaining term of the agreement, but not in excess of 24 months, (b) to receive certain insurance and indemnification benefits with respect to all of such officer's acts or omissions while an officer or director until the final expiration or running of all periods of limitation against action which may be applicable to such acts or omissions, and (c) to be paid a lump sum cash payment as liquidated damages in an amount equal to the amount that would be payable over a period equal to the remaining term of the agreement, but not in excess of 24 months. The New Employment Agreements provide that no payment is required to be made that would constitute a "golden parachute payment" (as defined) pursuant to certain rules and regulations of the FDIC.

In December 1994, the Bank entered into an employment agreement with Mr. Whittaker (the "Whittaker Employment Agreement"), which superseded the employment agreement entered into with Mr. Whittaker in December 1993. The Whittaker Employment Agreement terminated effective upon the resignation of Mr. Whittaker on March 31, 1995. Pursuant to the Whittaker Employment Agreement and during the term thereof, Mr. Whittaker's annual salary was $225,000, and he was entitled to receive certain "performance bonuses" totaling up to $60,000. Such performance bonuses were paid or were payable as follows: (i) $12,500 upon the execution of the Whittaker Employment Agreement, (ii) $10,000 on January 31, 1995, (iii) $12,500 on April 30, 1995, (iv) $12,500 on August 31, 1995 and (v)
$12,500 on December 31, 1995, provided that Mr. Whittaker continued to be employed by the Bank on the applicable date. The Bank agreed to pay or reimburse Mr. Whittaker for rental of a furnished apartment within 50 miles of the Bank's operations center in Westbrook and for travel expenses from his residence in Connecticut to Maine, as well as reimbursement of certain taxes.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

STOCK OWNED BY MANAGEMENT

The following table sets forth information as of May 15, 1996 with respect to the amount of Common Stock beneficially owned by each director of the Company, by each of the named executives officers, and by all directors and executive officers of the Company as a group. This information is based on information furnished to the Company by such persons.

                                                    Amount and Nature of              Percent of Common
Name                                                Beneficial Ownership (1)(2)       Stock Outstanding

Gregory T. Caswell
     President and Chief Executive Officer                   5,000 (3)                        *
Dennis D. Byrd
     Treasurer                                               2,500 (3)                        *
Roger E. Klein
     Director                                                  102                            *
Normand E. Simard
     Chairman of the Board                                     822                            *
Edward K. Simensky
     Director                                                  205                            *
Charles A. Stewart III
     Director                                                  308 (4)                        *
James H. Whittaker
     President and Chief Executive Officer (former) (5)      3,376 (6)                        *
All directors and executive officers
     as a group (6 persons)                                  8,937 (7)                     1.5%

___________________

(*)Less than 1% of shares outstanding.
(1) In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, a person is considered to "beneficially own" shares (i) over which he has or shares voting or investment power or (ii) of which he has the right to acquire beneficial ownership at any time within 60 days of May 15, 1996.
     As used herein, "voting power" is the power to vote or direct the voting of shares and "investment power" is the power to dispose or direct the disposition of shares.
(2) Adjusted to reflect the one for ten reverse stock split effective May 31, 1995.
(3) Consists of restricted stock award made under the Plan which vests over a three-year period (from May 2, 1996) and is subject to stockholder approval of the Plan and to completion of the Offering.
(4) Consists of options which were exercisable and which were terminated as of May 30, 1996.
(5) Mr. Whittaker resigned as President and Chief Executive Officer of the Company and the Bank effective March 31, 1995.
(6) Includes 2,900 shares held jointly by Mr. Whittaker and his wife and a total of 49 shares held by Mr. Whittaker on behalf of certain of his children. Does not include a total of 49 shares held by Mr. Whittaker's father on behalf of certain of his grandchildren.
(7) Includes 308 options which were exercisable and which were terminated May 30, 1996, and 7,500 shares of restricted stock awarded under the Plan which vest over a three year period (from May 2, 1996) and are subject to stockholder approval of the Plan and to completion of the Offering.

PRINCIPAL HOLDERS OF COMMON STOCK

The following table sets forth information as of May 15, 1996 with respect to the ownership of Common Stock by each person believed by management to be the beneficial owner of more than 5% of the outstanding Common Stock. The historical information set forth below is based on the most recent Schedule 13D filed on behalf of each such person with the SEC.


                                                   AMOUNT AND                     PERCENT OF
    NAME AND ADDRESS OF                        NATURE OF BENEFICIAL              COMMON STOCK
     BENEFICIAL OWNER                            OWNERSHIP (1)(2)                OUTSTANDING
   --------------------                       ----------------------            --------------
Angelina J. McGillivray. . . . . . . . . . .         56,416 (3)                       9.4%
     195 Ethan Drive
     Windsor, Connecticut  06095

Jonathan Googel. . . . . . . . . . . . . . .         31,050 (4)                       5.2
Ben Sisti
     65 Kane Street
     West Hartford, Connecticut  06119

________________________
(1) In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, a person is considered to "beneficially own" shares (i) over which he or she has or shares voting or investment power or (ii) of which he or she has the right to acquire beneficial ownership at any time within 60 days of May 15, 1996. As used herein, "voting power" is the power to vote or direct the uvoting of shares and "investment power" is the power to dispose or direct the disposition of shares.
(2) Adjusted to reflect the one for ten reverse stock split effective May 31, 1995.
(3) A Schedule 13D dated May 15, 1992 states that Ms. McGillivray has sole voting and sole dispositive power over such shares. The Company recently has been orally advised by Ms. McGillivray that she has disposed of all such shares.
(4) An Amendment No.5 to Schedule 13D filed on February 5, 1988 ("Amendment No. 5") states that Messrs. Googel and Sisti have shared voting power and shared dispositive power over 31,050 shares. Amendment No. 5 further states that Mr. Googel has sole voting and sole dispositive power over an additional 3,000 shares. Amendment No. 5 also states that Mr. Sisti has sole voting and sole dispositive power over an additional 1,300 shares.
     The Company has been advised that Messrs. Googel and Sisti are the subject of bankruptcy proceedings pending in the United States Bankruptcy Court for the District of Connecticut and that their individual bankruptcy proceedings have been substantively consolidated with the bankruptcy of Colonial Realty Company, a Connecticut general partnership. Hal M. Hirsch of Purchase, New York, serves as bankruptcy trustee of the consolidated Chapter 7 estates.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

From time to time the Bank makes residential mortgage loans to directors, officers, principal stockholders and employees of the Company. Management believes that these residential mortgage loans are made in the ordinary course of business, are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and neither involve more than normal risk of collectibility nor present other unfavorable features. Other than residential mortgage loans, the Bank does not make loans to directors, officers, principal stockholders or employees of the Company, except for a personal credit card issued to an employee of the Bank prior to its adoption of this loan policy.

All future residential mortgage loans made by the Bank to directors, officers, principal stockholders and employees of the Company will be made on terms no less favorable than those available from unaffiliated third parties, will be made in accordance with the requirements of Regulation O under the Federal Reserve Act and will be approved by a majority of the Board of Directors of the Bank, including a majority of disinterested directors.

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


     (a)(3) Exhibits. The following exhibits are either filed as part of this Report or are incorporated herein by reference:

EXHIBIT NO. 3 ARTICLES OF INCORPORATION AND BYLAWS

     3.1(i)    Restated Certificate of Incorporation (filed as Exhibit 3.1(i) to
Annual Report on Form 10-K for the year ended December 31, 1995, File No. 0-14087 ("1995 Form 10-K"), and incorporated herein by reference).

     3.1(ii)   Amended and Restated Bylaws (filed as Exhibit No. 3.1(ii) to 1995
Form 10-K and incorporated herein by reference).

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

     10.3 First Coastal Corporation Director's Deferred Compensation Plan (filed as Exhibit 10.13 to Annual Report on Form 10-K for the year ended December 31, 1993, File No. 0-14087, and incorporated herein by reference).

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

EXHIBIT NO. 21  SUBSIDIARY OF THE REGISTRANT

Subsidiary of the Company (filed as Exhibit 21 to 1995 Form 10-K, and incorporated herein by reference).

EXHIBIT NO. 27 FINANCIAL DATA SCHEDULE

14(b)  Not applicable.

14(c) Exhibits to this Amendment No. 2 to Form 10-K on Form 10-K/A are attached or incorporated herein by reference as stated above.

14(d)  Not applicable.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                              FIRST COASTAL CORPORATION


June 4, 1996                       By:  /s/ Gregory T. Caswell
                                        ---------------------------
                                         Gregory T. Caswell
                                         President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

June 4, 1996                             By:/s/ Gregory T. Caswell
                                            ---------------------------
                                            Gregory T. Caswell
                                            President and Chief Executive
                                            Officer
                                            (Principal Executive Officer)

June 4, 1996                             By:/s/ Dennis D. Byrd
                                            ---------------------------
                                            Dennis D. Byrd
                                            Treasurer

                                            (Principal Financial and
                                            Accounting Officer)

And by a majority of the Board of Directors of the Registrant.

June 4, 1996                             By:/s/ Normand E. Simard
                                            ---------------------------
                                            Normand E. Simard
                                            Chairman of the Board and Director

June 4, 1996                             By:/s/ Roger E. Klein
                                            ---------------------------
                                            Roger E. Klein
                                            Director

June 4, 1996                             By:/s/ Edward K. Simensky
                                            ---------------------------
                                            Edward K. Simensky
                                            Director

June 4, 1996                             By:/s/ Charles A. Stewart III
                                            ---------------------------
                                            Charles A. Stewart III
                                            Director

                                  EXHIBIT INDEX


Exhibit
  No.               Description of Exhibit
- ------              ---------------------
27                  Financial Data Schedule