Form 10-Q/A
period 1996-03-31
FIRST COASTAL CORP
filed 1996-06-04
CIK 802763

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                   AMENDMENT NO. 1 TO FORM 10-Q ON FORM 10-Q/A


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

PART I -  FINANCIAL INFORMATION

                                                                            Page

  Item 1. Financial Statements

          Condensed Consolidated Balance Sheets (Unaudited) as of
          March 31, 1996 and December 31, 1995                                 3

          Condensed Consolidated Statements of Operations (Unaudited)
          for the three months ended March 31, 1996 and 1995                   4

          Condensed Consolidated Statements of Cash Flows (Unaudited)
          for the three months ended March 31, 1996 and 1995                   5

          Notes to Condensed Consolidated Financial Statements
          (Unaudited), March 31, 1996                                          6

  Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           12


PART II - OTHER INFORMATION

  Item 1. Legal Proceedings                                                   20

  Item 2. Changes in Securities                                               20

  Item 3. Defaults Upon Senior Securities                                     20

  Item 4. Submission of Matters to a Vote of Security holders                 20

  Item 5. Other Information                                                   20

  Item 6. Exhibits and Reports on Form 8-K                                    20


SIGNATURES                                                                    22

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
First Coastal Corporation and Subsidiary


- ---------------------------------------------------------------------------------------
(IN THOUSANDS)                                   March 31, 1996        December 31,1995
- ---------------------------------------------------------------------------------------
ASSETS
Noninterest earning deposits and cash                $  4,316                 $ 4,466
Interest earning deposits                              14,087                   4,375
                                                     --------                --------
  Cash and cash equivalents                            18,403                   8,841

Federal funds sold                                          -                  10,000

Investment securities:
  Held-to-maturity                                     11,798                  11,786
  Available-for-sale (at market value)                 12,767                   7,926
                                                     --------                --------
                                                       24,565                  19,712

Federal Home Loan Bank stock-at cost                    1,315                   1,315
Loans held for sale                                     1,781                     281

Loans                                                  96,024                 100,550
Less:Deferred loan fees, net                              (15)                    (22)
  Allowance for loan losses                            (2,646)                 (2,659)
                                                     --------                --------
                                                       93,363                  97,869

Premises and equipment                                  3,159                   3,073
Real estate owned and repossessions                     2,164                   1,973
Other assets                                            2,259                   2,389
                                                     --------                --------
  TOTAL ASSETS                                       $147,009                $145,453
                                                     --------                --------
                                                     --------                --------

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits                                             $126,746                $125,665
Advances from Federal Home Loan Bank                    6,000                   6,000
FDIC Note                                               9,000                   9,000
Accrued interest on FDIC Note                             559                     419
Accrued expenses and other liabilities                    433                     372
                                                     --------                --------
  TOTAL LIABILITIES                                   142,738                 141,456

STOCKHOLDERS' EQUITY
Preferred Stock, $1.00 par value; Authorized
  1,000,000 shares; none outstanding
Common Stock, $1.00 par value; Authorized
  6,700,000 shares; issued and outstanding as
  of March 31, 1996 and December 31, 1995 - 600,361
  (See Note B for information regarding the
  reverse stock split)                                    600                     600
Paid-in Capital                                        29,375                  29,375
Retained earnings deficit                             (25,679)                (26,016)
Unrealized gain (loss) on available for sale
  securities                                              (25)                     38
                                                     --------                --------
  TOTAL STOCKHOLDERS' EQUITY                            4,271                   3,997
                                                     --------                --------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $147,009                $145,453
                                                     --------                --------
                                                     --------                --------


See Notes to condensed consolidated financial statements.


CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
First Coastal Corporation and Subsidiary
- --------------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                  Three Months Ended March 31,
- --------------------------------------------------------------------------------------
                                                                 1996           1995
INTEREST AND DIVIDEND INCOME
  Interest and fees on loans                                    $2,426         $2,430
  Interest and dividends on investment securities                  325            269
  Other interest income                                            252            218
                                                             ---------      ---------
    TOTAL INTEREST AND DIVIDEND INCOME                           3,003          2,917
                                                             ---------      ---------

INTEREST EXPENSE
  Deposits                                                       1,263          1,154
  Borrowings
    Advances from Federal Home Loan Bank                            88            172
    FDIC Note                                                      141             73
                                                             ---------      ---------
    Total Interest Expense                                       1,492          1,399
                                                             ---------      ---------
  Net Interest Income Before Provision for Loan Losses           1,511          1,518

Provision for Loan Losses                                            -            100
                                                             ---------      ---------
  Net Interest Income After Provision for Loan Losses            1,511          1,418

OTHER INCOME
  Service charges on deposit accounts                               70             58
  Gain on investment securities transactions                         7              -
  Loss on sales of mortgage loans                                   (8)             -
  Other                                                             62            110
                                                             ---------      ---------
                                                                   131            168
                                                             ---------      ---------

OTHER EXPENSES
  Salaries and employee benefits                                   513            542
  Occupancy                                                        130            112
  Net cost of operation or real estate owned and
    repossessions                                                   56             (7)
  Other                                                            606            714
                                                             ---------      ---------
                                                                 1,305          1,361
                                                             ---------      ---------
Income Before Income Taxes                                         337            225
Income Tax                                                           -              -
                                                             ---------      ---------
NET INCOME                                                      $  337         $  225
                                                             ---------      ---------
                                                             ---------      ---------

PER SHARE AMOUNTS
Weighted Average Shares Outstanding                            600,361        600,361
Income Per Share (See Note B for information regarding
 the reverse stock split)                                       $  .56         $  .37
                                                             ---------      ---------
                                                             ---------      ---------

See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
First Coastal Corporation and Subsidiary


                                                                                                Three Months Ended March 31,
                                                                                                -----------------------------
(IN THOUSANDS)                                                                                      1996            1995
- -----------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net Income                                                                                        $ 337          $ 225
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses                                                                           -            100
    Writedowns of REO                                                                                  27             14
    Provision for depreciation and amortization                                                        80             73
    Amortization of investment security (discounts)                                                   (10)           (93)
    Realized investment securities (gains)                                                             (7)             -
    (Gains) from assets held in trading accounts                                                        -            (33)
    Realized losses on assets held for sale                                                             8              -
    Decrease in trading account securities                                                              -            948
    Loans originated and acquired for resale                                                       (2,517)          (122)
    Sales of loans originated and acquired for sale                                                 1,009             69
    Decrease in interest receivable                                                                   116             58
    Increase in interest payable                                                                      156             72
    Net change in other assets                                                                       (510)           648
    Net change in other liabilities                                                                    45           (121)
                                                                                                  -------        -------
Net cash provided by operating activities                                                          (1,266)         1,838
                                                                                                  -------        -------

INVESTING ACTIVITIES
  Decrease in federal funds sold                                                                   10,000              -
  Proceeds from sales and maturities of investment securities available for sale                    1,080          1,049
  Maturities of securities held to maturity                                                         5,000              -
  Purchases of investment securities available for sale                                            (5,976)             -
  Purchases of investment securities held to maturity                                              (5,003)          (936)
  Net change in loans                                                                               4,812            911
  Net purchases of premises and equipment                                                            (166)           (11)
                                                                                                  -------        -------
Net cash provided (used) by investing activities                                                    9,747          1,013
                                                                                                  -------        -------

FINANCING ACTIVITIES
  Net change in deposits                                                                            1,081         (3,010)
  Payments on borrowings                                                                                -         (4,945)
                                                                                                  -------        -------
Net cash used by financing activities                                                               1,081         (7,955)
                                                                                                  -------        -------
Increase (decrease) in cash and cash equivalents                                                    9,562         (5,014)
Cash and cash equivalents at beginning of period                                                    8,841         11,337
                                                                                                  -------        -------
Cash and cash equivalents (interest and noninterest bearing) at end of period                     $18,403        $ 6,233
                                                                                                  -------        -------
                                                                                                  -------        -------

NONCASH INVESTING ACTIVITIES
  Change in unrealized holding losses on investment securities available for sale                 $    63        $   172
  Securities available for sale collateralized by portfolio mortgage loans                                             -
  Transfer of loans to real estate owned and repossessions                                            306            583

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

All refunds in excess of $1.0 million must be approved by the Joint Committee on Taxation of the U.S. Congress. The IRS reviewed and approved the refund claims and forwarded the case to the Joint Committee on Taxation in Washington, D.C. with a recommendation that the refunds be approved as made. On April 3, 1996 the Company was notified by the Joint Committee on Taxation in Washington, D.C. that all claims had been approved.

The federal income tax returns of the Company have been examined and audited or closed without audit by the IRS for tax years through 1991.

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


                                                                     March 31, 1996
                                              -------------------------------------------------------
                                                                  Fair          Gross           Gross
                                              Amortized         Market     Unrealized      Unrealized
(IN THOUSANDS)                                     Cost          Value           Gain          Losses
- -----------------------------------------------------------------------------------------------------
Available for sale:
  U.S. government obligations                    $5,958         $5,968            $18         $   (8)
  Mortgage backed securities                      4,724          4,695             10            (39)
  Equity/mutual fund                              2,000          1,994              -             (6)
  Other                                             110            110              -              -
                                                -------        -------        -------        -------
                                                $12,792        $12,767           $ 28          $ (53)
                                                -------        -------        -------        -------
                                                -------        -------        -------        -------

Held to maturity:
  U.S. government callable notes                 11,798         11,688              5           (115)
                                                -------        -------        -------        -------
                                                $11,798        $11,688           $  5          $(115)
                                                -------        -------        -------        -------
                                                -------        -------        -------        -------

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


                                                                         March 31, 1996
                                               ----------------------------------------------------------
                                                                            Maturing
                                               ----------------------------------------------------------
                                                                   After One
                                                 Within            But Within        After
(IN THOUSANDS)                                  One Year           Five Years     Five Years       Total
- --------------------------------------------------------------------------------------------------------
Available for sale:
  U.S. government obligations                  $  4,007            $  1,961              -       $  5,968
  Mortgage backed securities                          -                   -          4,695          4,695
                                               --------            --------       --------       --------
                                               $  4,007            $  1,961       $  4,695       $ 10,663
                                               --------            --------       --------       --------
                                               --------            --------       --------       --------

Held to maturity:
  U.S. government agency callable
    notes (final maturity)                            -               7,998          3,800         11,798
                                               --------            --------       --------       --------
                                               $      -            $  7,998       $  3,800       $ 11,798
                                               --------            --------       --------       --------
                                               --------            --------       --------       --------

LOANS

Loans consisted of the following:

                                                                                  March 31,    December 31,
(IN THOUSANDS)                                                                      1996           1995
- -----------------------------------------------------------------------------------------------------------
Real estate mortgage loans:
  Residential                                                                     $ 28,724        $30,966
  Commercial                                                                        49,258         50,797
Commercial and industrial loans                                                      2,264          2,524
Consumer and other loans                                                            15,778         16,263
                                                                                  --------       --------
                                                                                  $ 96,024       $100,550
                                                                                  --------       --------
                                                                                  --------       --------

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

NONPERFORMING ASSETS

Information with respect to nonperforming assets is set forth below:


                                                        March 31,  December 31,
(IN THOUSANDS)                                              1996          1995
- -------------------------------------------------------------------------------
Nonaccrual loans                                           $  736        $1,948
Accruing loans past due 90 days or more                        89           169
Restructured loans                                            625         3,427
Real estate owned                                           2,164         1,973
                                                         --------       -------
Total                                                      $3,614        $7,517
                                                         --------       -------
                                                         --------       -------

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

Impaired loans consisted of the following:


(IN THOUSANDS)                             March 31, 1996     December 31, 1995
- -------------------------------------------------------------------------------
Real estate mortgage loans:
     Residential                               $     70             $    301
     Commercial                                   1,181                3,427
Real estate construction loans                        -                    -
Commercial and industrial loans                       -                    -
Consumer and other loans                              -                    -
                                               --------             --------
                                               $  1,251             $  3,728
                                               --------             --------
                                               --------              -------

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

On May 3, 1996, November 13, 1995 and November 30, 1994, following the receipt of appropriate regulatory approvals, Coastal paid the Company cash dividends of $200,000, $200,000 and $175,000, respectively, for certain current and anticipated operating expenses of the Company and certain expenses related to the Company's recapitalization, some of which are reimbursable expenses related to the proposed equity offering by the Company.

CAPITAL - COASTAL

The table below sets forth the regulatory capital requirements and capital ratios for Coastal at March 31, 1996:


(DOLLARS IN THOUSANDS)
- -------------------------------------------------------------------------------
Tier 1 capital (Leverage) to total assets ratio (1)
- ----------------------------------------------------
     Qualifying capital                                              $13,740
     Actual %                                                           9.45%
     Minimum requirement %                                              6.00%
     Average assets for first quarter                               $145,368

Tier 1 capital to risk-weighted assets
- --------------------------------------
     Qualifying capital                                              $13,740
     Actual %                                                          15.21%
     Minimum requirement %                                              4.00%

Total capital to risk-weighted assets
       (Tier 1 and Tier 2)
- --------------------------------------
     Qualifying capital                                              $14,888
     Actual %                                                          16.48%
     Minimum requirement %                                              8.00%
     Gross risk-weighted assets                                      $90,345

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

                            FIRST COASTAL CORPORATION


                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              FIRST COASTAL CORPORATION


Date: June 4, 1996            By:  /s/ Gregory T. Caswell
                                   -----------------------------------------
                                   Gregory T. Caswell
                                   President and Chief Executive Officer



In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: June 4, 1996            By:  /s/ Gregory T. Caswell
                                   -----------------------------------------
                                   Gregory T. Caswell
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)


Date: June 4, 1996            By:  /s/ Dennis D. Byrd
                                   -----------------------------------------
                                   Dennis D. Byrd
                                   Treasurer
                                   (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

Exhibit No.    Description of Exhibit
- -----------    ----------------------

27             Financial Data Schedule