Form 10-K/A
period 1995-12-31
FIRST COASTAL CORP
filed 1996-06-13
CIK 802763

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                   AMENDMENT NO. 3 TO FORM 10-K ON FORM 10-K/A

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

At December 31, 1995, 1994 and 1993, Coastal's deposits consisted of the following:


                                                December 31,
                         -------------------------------------------------------
                                1995               1994               1993
                         -------------------------------------------------------
                          Average  Average   Average  Average   Average  Average
(DOLLARS IN THOUSANDS)     Amount     Rate    Amount     Rate    Amount     Rate
- --------------------------------------------------------------------------------

Noninterest bearing
   demand deposits       $  4,973        -  $  5,798        -  $  6,132        -
Interest bearing
   demand deposits         15,958    2.24%    17,749    2.27%    18,249    2.42%
Savings deposits           44,201    2.91     51,162    2.74     54,706    2.91
Time deposits              61,344    5.43     60,930    4.60     68,288    4.96
                         --------           --------           --------
   Total                 $126,476           $135,639           $147,375
                         --------           --------           --------
                         --------           --------           --------


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

For the periods reported below, the following table sets forth the range of high and low closing bid prices for the Common Stock on the OTC Bulletin Board as reported by NASDAQ Trading and Market Services. Such quotations represent prices between dealers without adjustment for retail markups, markdowns or commissions. Information prior to May 31, 1995 has been adjusted to reflect the one for ten reverse stock split with respect to the Company's outstanding Common Stock effective as of such date.



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


                                                                       December 31,
                                               --------------------------------------------------------------
                                                                                                    Unaudited
                                                                                                    ---------
(IN THOUSANDS)                                       1995         1994         1993         1992         1991
- -------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA:
Total assets                                     $145,446     $153,948     $170,177     $188,144     $212,611
Investment
  securities                                       19,712       16,746        1,036        4,061        l,487
Assets held for sale                                  281          185        3,421        6,882        3,661
Loans, net                                        100,528      109,625      123,468      144,000      181,209
Allowance for loan losses                           2,659        4,042        3,642        4,280        6,098
Nonperforming assets                                7,517        9,006       11,627       24,382       27,303
Deposits                                          125,764      130,076      140,599      156,378      170,528
Borrowings                                          6,000       12,612       18,108       21,249       31,595
Stockholders' equity                               13,335       10,754       10,906        9,926        9,406

FINANCIAL RATIOS:
Return on average assets                             1.68%         .19%         .54%        (.32)%      (3.33)%
Return on average equity                            20.67         2.82         9.20        (6.31)      (49.01)
Equity to assets                                     9.17         6.99         6.41         5.28         4.42
Tier 1 leverage capital                              9.19         7.05         6.24         5.25         4.42
Total risk-based capital                            15.59        12.12        10.57         8.60         7.57


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


NONPERFORMING ASSETS

Information with respect to nonperforming assets is set forth below:



                                                  December 31,
                               -------------------------------------------------
(IN THOUSANDS)                   1995      1994       1993       1992       1991
- --------------------------------------------------------------------------------

Nonaccrual loans               $1,948    $4,340     $1,220     $4,103    $10,638
Accruing loans past due
   90 days or more                169       258        249        194        565
Restructured loans              3,427     1,483      4,212      7,455      7,678
Real estate owned               1,973     2,222      5,299      3,833      1,828
Financed real estate owned         --        --        450      1,535         --
In-substance repossessions        n/a       703        197      7,262      6,594
                               ------    ------    -------    -------    -------
                               $7,517    $9,006    $11,627    $24,382    $27,303
                               ------    ------    -------    -------    -------
                               ------    ------    -------    -------    -------


Nonperforming loans (consisting of nonaccrual loans, accruing loans past due 90 days or more and restructured loans) are comprised of the following:


                                                            December 31,
(IN THOUSANDS)                                  1995         1994         1993
- ------------------------------------------------------------------------------

Real estate mortgage loans:
 Residential                                 $   386      $   115      $   126
 Commercial                                    5,007        5,667        5,420
Real estate construction loans                    --           --           --
Commercial and industrial loans                   --          156           12
Consumer and other loans                         151          143          123
                                             -------      -------      -------
Total loans                                  $ 5,544      $ 6,081      $ 5,681
                                             -------      -------      -------
                                             -------      -------      -------


The following table sets forth certain information regarding nonperforming commercial loans:


                                      December 31, 1995           December 31, 1994           December 31, 1993
                                   ----------------------      ----------------------      ----------------------
(DOLLARS IN THOUSANDS)            Number of    Outstanding    Number of    Outstanding    Number of    Outstanding
Type of Property Security           Loans        Balance        Loans        Balance        Loans        Balance
- ------------------------------------------------------------------------------------------------------------------

1-4 Family Residential                 2         $  128            3         $  308            2         $  238
5 or more Family Residential           5            977            5          1,073            5            970
Non-Residential Real Estate            6          3,902            3          4,286            5          4,212
Commercial and Industrial             --             --            2            156            2             12
                                      --         ------           --         ------           --         ------
                                      13         $5,007           13         $5,823           14         $5,432
                                      --         ------           --         ------           --         ------
                                      --         ------           --         ------           --         ------


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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS

Pursuant to the Company's Restated Certificate of Incorporation, the directors are divided into three classes, as nearly equal in number as possible, with the number of directors as specified in the Company's Amended and Restated Bylaws. The term of office of only one class of directors expires in each year, and their successors are elected for terms of three years and until their successors are elected and qualified. Under the Amended and Restated Bylaws, the directors are divided into three classes, two of which are composed of one director and one of which is composed of two directors. In connection with the consummation of the Offering (as described under Item 11, "Executive Compensation -- Compensation of Directors"), the Company may seek to increase the size of its Board of Directors pursuant to an amendment to the Company's Amended and Restated Bylaws increasing the authorized number of directors. Under the Company's Amended and Restated Bylaws, newly created directorships resulting from any increase in the authorized number of directors may be filled, for the unexpired term, by the concurring vote of a majority of the directors then in office, whether or not a quorum, and any director so chosen shall hold office for the remainder of the full term of the class of directors in which the new directorship was created and until such director's successor shall have been elected and qualified. As of June 11, 1996, the Company has made no determination as to whether it will seek to increase the size of its Board of Directors in connection with the Offering or who the directors designated to fill any newly created directorships would be. In addition, there can be no assurance that the Offering will be consummated.

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


                               AGE AT           MEMBER OF             TERM
DIRECTORS:                DECEMBER 31, 1995    BOARD SINCE           EXPIRES
- ----------                -----------------    -----------           -------
Normand E. Simard (1)             54                1987              1997
Edward K. Simensky                54                1994              1997
Charles A. Stewart III            61                1995              1998
Roger E. Klein                    53                1990              1999

___________________

(1) Mr. Simard serves as Chairman of the Board of Directors of the Company and the Bank.

DIRECTORS:

ROGER E. KLEIN is President and owner of the Interest Rate Futures Research Corporation of Princeton, New Jersey, a firm established in 1980 to manage money in the financial futures markets. In 1982, Mr. Klein established two affiliated companies, Futures Strategies Corp. and Timing Strategies Corp., through which Mr. Klein manages funds and provides investment advice to institutions, individuals and corporations. In September 1989, Mr. Klein became the Chief Investment Officer, Executive Vice President and part owner of Quantum
American, Inc., a minority owned investment management company located in New Orleans.

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
                                                 Executive Vice President, Chief
                                                 Financial Officer and Treasurer
                                                 and a director of the Bank



GREGORY T. CASWELL joined the Bank in December 1991 as Senior Vice President and Senior Loan Officer responsible for managing the lending, loan workout and credit administration functions of the Bank. From 1982 to 1991, he was with First NH Banks initially as Vice President -- Commercial Lending, then as Vice President in the bank's special assets group. In December 1994, Mr. Caswell was promoted to Executive Vice President -- Lending Division of the Bank. Effective March 31, 1995 upon the resignation of James H. Whittaker,
Mr. Caswell was elected President and Chief Executive Officer of the Company and the Bank and a director of the Bank.

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

Each executive officer has entered into an employment protection agreement with the Bank. In addition, the Boards of Directors of the Company and the Bank have proposed new employment agreements with each of Messrs. Caswell and Byrd, which agreements are currently under discussion and which agreements would supersede the existing employment protection agreements with such executive officers. See Item 11, "Executive Compensation -- Employment Agreements," which information is incorporated herein by reference.

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

On May 2, 1996, the Board of Directors of the Company adopted the First Coastal Corporation 1996 Stock Option and Equity Incentive Plan (the "Plan") for the benefit of directors and employees of the Company and employees of any subsidiary of the Company. On June 11, 1996, the Plan was approved by the Company's stockholders. Under the terms of the Plan, each of the four current non-employee directors of the Company will be granted a non-qualifying option with a 10-year term for 1,500 shares of Common Stock (representing an aggregate of options exercisable for 6,000 shares of Common Stock) on the date of the first public offering of shares of Common Stock that occurs after the date of adoption of the Plan, but such grants will not be made if no such offering occurs before December 31, 1996. The exercise price of such options will be equal to the offering price of the Company's Common Stock in connection with such public offering. The Company has filed a registration statement on Form S-2 with the SEC with respect to a proposed public offering of 750,000 shares of Common Stock (the "Offering") and expects to consummate the Offering in the third quarter of 1996. The Offering will be made only by means of a prospectus. The Plan further provides that, subject to the availability of shares, as of each annual meeting of stockholders of the Company after December 31, 1996, each non-employee director of the Company who is elected by the stockholders at, or whose term of office continues after, such meeting will be granted a non-qualifying option with a 10-year term for 500 shares upon the date of such election at a per share exercise price equal to the market value of a share of Common Stock on the date of grant.

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

The Boards of Directors of the Company and the Bank have proposed new employment agreements (each a "Proposed Employment Agreement" and together, the "Proposed Employment Agreements") with each of Messrs. Caswell and Byrd, which agreements are currently under discussion. The Proposed Employment Agreements would supersede the Employment Protection Agreements.

Under their respective Proposed Employment Agreement, each executive officer would be eligible to receive annual salary increases based on increases in the cost of living and based upon performance or merit, as determined by the Boards of Directors of the Company and the Bank. Each executive officer would also be eligible to receive discretionary bonuses as may be authorized by the Boards of Directors of the Company or the Bank and would be eligible to participate in any plan of the Company or the Bank relating to stock options, stock purchases, pension, thrift, profit sharing, employee stock ownership, group life insurance, medical coverage, disability insurance, education or other retirement or employee benefits that the Company or the Bank has adopted or may adopt for the benefit of its executive employees. In addition, each executive officer would be authorized to incur reasonable business expenses in the performance of his duties. The Proposed Employment Agreements provide for initial terms ending December 31, 1997 with renewals for one additional consecutive 12-month period as of December 31, 1996 and each subsequent anniversary of December 31, unless the Company and the Bank, or the executive officer, gives written notice to the contrary at least two months prior to any such renewal date. Under the Proposed Employment Agreements, the base salaries through December 31, 1996 for Messrs. Caswell and Byrd would be $124,800 and $88,400, respectively, which salaries may not be reduced without the consent of the executive officer.

The Boards of Directors of the Company and the Bank may terminate the executive officer's employment at any time. Each proposed agreement provides that if the executive officer's employment is terminated other than for cause (as defined), disability or incapacitation or the executive officer terminates employment with good reason (as defined), the officer would be entitled (subject to certain limitations) (a) to continue to participate in and accrue benefits under certain benefit plans for the remaining term of the agreement, but not in excess of 24 months, (b) to receive certain insurance and indemnification benefits with respect to all of such officer's acts or omissions while an officer or director until the final expiration or running of all periods of limitation against action which may be applicable to such acts or omissions, and (c) to be paid a lump sum cash payment as liquidated damages in an amount equal to the amount that would be payable over a period equal to the remaining term of the agreement, but not in excess of 24 months. The Proposed Employment Agreements provide that no payment is required to be made that would constitute a "golden parachute payment" (as defined) pursuant to certain rules and regulations of the FDIC.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

STOCK OWNED BY MANAGEMENT

The following table sets forth information as of June 11, 1996 with respect to the amount of Common Stock beneficially owned by each director of the Company, by each of the named executives officers, and by all directors and executive officers of the Company as a group. This information is based on information furnished to the Company by such persons.

                                                    Amount and Nature of              Percent of Common
Name                                                Beneficial Ownership (1)(2)       Stock Outstanding

Gregory T. Caswell
     President and Chief Executive Officer                   5,000 (3)                        *
Dennis D. Byrd
     Treasurer                                               2,500 (3)                        *
Roger E. Klein
     Director                                                  102                            *
Normand E. Simard
     Chairman of the Board                                   1,438 (4)                        *
Edward K. Simensky
     Director                                                  205                            *
Charles A. Stewart III
     Director                                                   --                           --
James H. Whittaker
     President and Chief Executive Officer (former) (5)      3,376 (6)                        *
All directors and executive officers
     as a group (6 persons)                                  9,245 (7)                     1.5%

___________________

 * Less than 1% of shares outstanding.
(1) In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, a person is considered to "beneficially own" shares (i) over which he has or shares voting or investment power or (ii) of which he has the right to acquire beneficial ownership at any time within 60 days of June 11, 1996. As used herein, "voting power" is the power to vote or direct the voting of shares and "investment power" is the power to dispose or direct the disposition of shares.
(2) Adjusted to reflect the one for ten reverse stock split effective May 31, 1995.
(3) Consists of restricted stock award made under the Plan (which vests over a three-year period (from May 2, 1996)), subject to completion of the Offering.
(4) Includes 616 shares held in a trust of which Mr. Simard is the sole trustee.
(5) Mr. Whittaker resigned as President and Chief Executive Officer of the Company and the Bank effective March 31, 1995.
(6) Includes 2,900 shares held jointly by Mr. Whittaker and his wife and a total of 49 shares held by Mr. Whittaker on behalf of certain of his children. Does not include a total of 49 shares held by Mr. Whittaker's father on behalf of certain of his grandchildren.
(7) Includes 7,500 shares of restricted stock awarded under the Plan (which vest over a three-year period (from May 2, 1996)), subject to completion of the Offering.

PRINCIPAL HOLDERS OF COMMON STOCK

The following table sets forth information as of June 11, 1996 with respect to the ownership of Common Stock by each person believed by management to be the beneficial owner of more than 5% of the outstanding Common Stock. The historical information set forth below is based on the most recent Schedule 13D filed on behalf of each such person with the SEC.


                                                   AMOUNT AND                     PERCENT OF
    NAME AND ADDRESS OF                        NATURE OF BENEFICIAL              COMMON STOCK
     BENEFICIAL OWNER                            OWNERSHIP (1)(2)                OUTSTANDING
   --------------------                       ----------------------            --------------
Everest Partners, L.P. . . . . . . . . . . .         53,000 (3)                       8.8%
     100 Hudson Street, Suite 3D
     New York, New York 10013

Jonathan Googel. . . . . . . . . . . . . . .         31,050 (4)                       5.2
Ben Sisti
     65 Kane Street
     West Hartford, Connecticut  06119

________________________
(1) In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, a person is considered to "beneficially own" shares (i) over which he or she has or shares voting or investment power or (ii) of which he or she has the right to acquire beneficial ownership at any time within 60 days of June 11, 1996. As used herein, "voting power" is the power to vote or direct the voting of shares and "investment power" is the power to dispose or direct the disposition of shares.
(2) Adjusted to reflect the one for ten reverse stock split effective May 31, 1995.
(3) A Schedule 13D dated May 28, 1996 ("Schedule 13D") states that Everest Partners, L.P. has sole voting power and sole dispositive power over such shares. The Schedule 13D also states that Everest Advisors, Inc. ("Advisors"), the sole general partner of Everest Partners, L.P., and David M.W. Harvey, the sole stockholder, sole director, president and secretary of Advisors, have sole voting power and sole dispositive power over such shares, although Advisors and Mr. Harvey disclaim direct and indirect beneficial ownership of the shares reported pursuant to the
     Schedule 13D.
(4) An Amendment No.5 to Schedule 13D filed on February 5, 1988 ("Amendment No. 5") states that Messrs. Googel and Sisti have shared voting power and shared dispositive power over 31,050 shares. Amendment No. 5 further states that Mr. Googel has sole voting and sole dispositive power over an additional 3,000 shares. Amendment No. 5 also states that Mr. Sisti has sole voting and sole dispositive power over an additional 1,300 shares.
     The Company has been advised that Messrs. Googel and Sisti are the subject of bankruptcy proceedings pending in the United States Bankruptcy Court for the District of Connecticut and that their individual bankruptcy proceedings have been substantively consolidated with the bankruptcy proceedings of Colonial Realty Company, a Connecticut general partnership. Hal M. Hirsch of Purchase, New York, serves as bankruptcy trustee of the consolidated Chapter 7 estates.

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

During the 1995 fiscal year, the Bank paid Futures Strategies Corp. ("FSC"), which is owned by Mr. Klein and of which he is President, $1,500 per month for general investment services. There is no written contract between the Bank and FSC with respect to the payment of such fees to, and the provision of such services by, FSC.

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


     (a)(3) Exhibits. The following exhibits are either filed as part of this Report or are incorporated herein by reference:

EXHIBIT NO. 3 ARTICLES OF INCORPORATION AND BYLAWS

     3.1(i)(a)    Restated Certificate of Incorporation (filed as Exhibit
3.1(i) to Annual Report on Form 10-K for the year ended December 31, 1995, File No. 0-14087 ("1995 Form 10-K"), and incorporated herein by reference).

     3.1(i)(b)    Certificate of Amendment of Restated Certificate of
Incorporation.

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

     10.13     First Coastal Corporation 1996 Stock Option and Equity
Incentive Plan.

EXHIBIT NO. 21  SUBSIDIARY OF THE REGISTRANT

Subsidiary of the Company (filed as Exhibit 21 to 1995 Form 10-K, and incorporated herein by reference).

EXHIBIT NO. 27 FINANCIAL DATA SCHEDULE

14(b)  Not applicable.

14(c) Exhibits to this Amendment No. 3 to Form 10-K on Form 10-K/A are attached or incorporated herein by reference as stated above.

14(d)  Not applicable.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              FIRST COASTAL CORPORATION


June 13, 1996                      By:  /s/ Gregory T. Caswell
                                        ---------------------------
                                         Gregory T. Caswell
                                         President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

June 13, 1996                            By:/s/ Gregory T. Caswell
                                            ---------------------------
                                            Gregory T. Caswell
                                            President and Chief Executive
                                            Officer
                                            (Principal Executive Officer)

June 13, 1996                            By:/s/ Dennis D. Byrd
                                            ---------------------------
                                            Dennis D. Byrd
                                            Treasurer

                                            (Principal Financial and
                                            Accounting Officer)

And by a majority of the Board of Directors of the Registrant.

June 13, 1996                            By:/s/ Normand E. Simard
                                            ---------------------------
                                            Normand E. Simard
                                            Chairman of the Board and Director

June 13, 1996                            By:/s/ Roger E. Klein
                                            ---------------------------
                                            Roger E. Klein
                                            Director

June 13, 1996                            By:/s/ Edward K. Simensky
                                            ---------------------------
                                            Edward K. Simensky
                                            Director

June 13, 1996                            By:/s/ Charles A. Stewart III
                                            ---------------------------
                                            Charles A. Stewart III
                                            Director

                                  EXHIBIT INDEX


 Exhibit
   No.                  Description of Exhibit
- ----------              ---------------------
3.1(i)(b)               Certificate of Amendment of Restated Certificate of
                        Incorporation

10.13                   First Coastal Corporation 1996 Stock Option and
                        Equity Incentive Plan

27                      Financial Data Schedule