Form 10-Q
period 1996-06-30
FIRST COASTAL CORP
filed 1996-08-13
CIK 802763

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-Q


(Mark one):   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended JUNE 30, 1996

                                          OR

         / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  /X/  No   / /

    The number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date, is:

         Class:  COMMON STOCK, PAR VALUE $1.00 PER SHARE

         Outstanding at August 12, 1996:   1,357,861 shares

                                        INDEX

                       FIRST COASTAL CORPORATION AND SUBSIDIARY

PART I-     FINANCIAL INFORMATION
                                                                            Page
                                                                            ----
  Item 1.   Financial Statements

           Condensed Consolidated Balance Sheets (Unaudited)
           as of June 30, 1996 and December 31, 1995                        3

           Condensed Consolidated Statements of Operations
           (Unaudited) for the three and six months ended
           June 30, 1996 and 1995                                           4

           Condensed Consolidated Statements of Cash Flows (Unaudited)
           for the six months ended June 30, 1996 and 1995                  6

           Notes to Condensed Consolidated Financial Statements
           (Unaudited), June 30, 1996                                       7

  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                       12


PART II-   OTHER INFORMATION

  Item 1.  Legal Proceedings                                               20

  Item 2.  Changes in Securities                                           20

  Item 3.  Defaults Upon Senior Securities                                 20

  Item 4.  Submission of Matters to a Vote of Security Holders             20

  Item 5.  Other Information                                               20

  Item 6.  Ex hibits and Reports on Form 8-K                               21

SIGNATURES                                                                 23


CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
FIRST COASTAL CORPORATION AND SUBSIDIARY
- ------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                                                         June 30, 1996    December 31,1995
- ------------------------------------------------------------------------------------------------------------------------
ASSETS
Noninterest earning deposits and cash                                                        $ 3,747             $ 4,466

Interest earning deposits                                                                      4,314               4,375
                                                                                            --------            --------
   Cash and cash equivalents                                                                   8,061               8,841

Federal funds sold                                                                                 -              10,000

Investment securities:
   Held-to-maturity                                                                           11,801              11,786
   Available-for-sale (at market value)                                                       15,435               7,926
                                                                                            --------            --------
                                                                                              27,236              19,712

Federal Home Loan Bank stock-at cost                                                           1,315               1,315
Loans held for sale                                                                            1,104                 281

Loans                                                                                         95,966             100,550
Less:Deferred loan fees, net                                                                     (12)                (22)
   Allowance for loan losses                                                                  (2,697)             (2,659)
                                                                                            --------            --------
                                                                                              93,257              97,869

Premises and equipment                                                                         3,238               3,073
Real estate owned and repossessions                                                            1,231               1,973
Other assets                                                                                   2,568               2,389
                                                                                            --------            --------

   TOTAL ASSETS                                                                             $138,010            $145,453
                                                                                            --------            --------
                                                                                            --------            --------

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits                                                                                    $117,260            $125,665
Advances from Federal Home Loan Bank                                                           6,000               6,000
FDIC Note                                                                                      9,000               9,000
Accrued interest on FDIC Note                                                                    714                 419
Accrued expenses and other liabilities                                                           321                 372
                                                                                            --------            --------

  TOTAL LIABILITIES                                                                          133,295             141,456

STOCKHOLDERS' EQUITY
Preferred Stock, $1.00 par value; Authorized 1,000,000 shares; none outstanding
Common Stock, $1.00 par value; Authorized 6,700,000 shares; issued and
 outstanding as of June 30, 1996 and December 31, 1995 - 600,361                                 600                 600
Paid-in Capital                                                                               29,375              29,375
Retained earnings deficit                                                                    (25,122)            (26,016)
Unrealized gain (loss) on available for sale securities                                         (138)                 38
                                                                                            --------            --------
  TOTAL STOCKHOLDERS' EQUITY                                                                   4,715               3,997
                                                                                            --------            --------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               $138,010            $145,453
                                                                                            --------            --------
                                                                                            --------            --------


See Notes to condensed consolidated financial statements.


CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
First Coastal Corporation and Subsidiary
- ------------------------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                            Three Months Ended June 30,
- ------------------------------------------------------------------------------------------------
                                                                     1996                 1995
                                                                     ------              ------
INTEREST AND DIVIDEND INCOME
  Interest and fees on loans                                        $2,256              $2,468
  Interest and dividends on investment securities                      433                 240
  Other interest income                                                103                 227
                                                                     ------              ------
    TOTAL INTEREST AND DIVIDEND INCOME                               2,792               2,935
                                                                     ------              ------

INTEREST EXPENSE
  Deposits                                                           1,182               1,243
  Borrowings
    Advances from Federal Home Loan Bank                                87                 102
    FDIC Note                                                          155                 113
                                                                     ------              ------
    Total Interest Expense                                           1,424               1,458
                                                                     ------              ------

  Net Interest Income Before Provision for Loan Losses               1,368               1,477

Provision for Loan Losses                                                -                  75
                                                                     ------              ------
  Net Interest Income After Provision for Loan Losses                1,368               1,402

OTHER INCOME
  Service charges on deposit accounts                                   85                  73
  Gain (loss) on investment securities transactions                     17                 (12)
  Gain (loss) on sales of mortgage loans                                (2)                 14
  Other                                                                413                  64
                                                                     ------              ------

                                                                       513                 139
                                                                     ------              ------


OTHER EXPENSES
  Salaries and employee benefits                                       523                 513
  Occupancy                                                             97                 110
  Net cost of operation or real estate owned and repossessions          13                  58
  Other                                                                692                 646
                                                                     ------              ------

                                                                     1,325               1,327
                                                                     ------              ------
Income Before Income Taxes                                             556                 214
Income Tax                                                               -                   -
                                                                     ------              ------
NET INCOME                                                           $ 556              $  214
                                                                     ------              ------
                                                                     ------              ------

PER SHARE AMOUNTS
Weighted Average Shares Outstanding                                600,361             600,361
Income Per Share                                                    $  .93              $  .36
                                                                     ------              ------
                                                                     ------              ------



See Notes to condensed consolidated financial statements.


CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
First Coastal Corporation and Subsidiary
- ------------------------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                            Six Months Ended June 30,
- ------------------------------------------------------------------------------------------------
                                                                     1996                 1995
                                                                    -------             -------
INTEREST AND DIVIDEND INCOME
  Interest and fees on loans                                        $4,682              $4,898
  Interest and dividends on investment securities                      758                 509
  Other interest income                                                355                 445
                                                                    -------             -------

    TOTAL INTEREST AND DIVIDEND INCOME                               5,795               5,852
                                                                    -------             -------

INTEREST EXPENSE
  Deposits                                                           2,445               2,397
  Borrowings
    Advances from Federal Home Loan Bank                               175                 274
    FDIC Note                                                          296                 186
                                                                    -------             -------
    Total Interest Expense                                           2,916               2,857
                                                                    -------             -------
  Net Interest Income Before Provision for Loan Losses               2,879               2,995

Provision for Loan Losses                                                -                 175
                                                                    -------             -------
  Net Interest Income After Provision for Loan Losses                2,879               2,820

OTHER INCOME
  Service charges on deposit accounts                                  155                 131
  Gain (loss) on investment securities transactions                     24                 (12)
  Gain (loss) on sales of mortgage loans                               (10)                 14
  Other                                                                475                 174
                                                                    -------             -------
                                                                       644                 307
                                                                    -------             -------
OTHER EXPENSES
  Salaries and employee benefits                                     1,036               1,055
  Occupancy                                                            227                 222
  Net cost of operation or real estate owned and repossessions          69                  51
  Other                                                              1,298               1,360
                                                                    -------             -------
                                                                     2,630               2,688
                                                                    -------             -------
Income Before Income Taxes                                             893                 439
Income Tax                                                               -                   -
                                                                    -------             -------
NET INCOME                                                           $ 893               $ 439
                                                                    -------             -------
                                                                    -------             -------

PER SHARE AMOUNTS
Weighted Average Shares Outstanding                                600,361             600,361
Income Per Share                                                   $  1.49             $   .73
                                                                    -------             -------
                                                                    -------             -------


See Notes to condensed consolidated financial statements.


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
First Coastal Corporation and Subsidiary
                                                                                                  Six Months Ended June 30,
                                                                                              -----------------------------
(IN THOUSANDS)                                                                                  1996                1995
- ---------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net Income                                                                                  $ 893               $ 439
  Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan losses                                                                    -                 175
     Writedowns of REO                                                                           44                  48
     Provision for depreciation and amortization                                                142                 145
     Amortization of investment security (discounts)                                            (18)               (174)
     Realized investment securities (gains)                                                     (24)                  -
     (Gains) from assets held in trading accounts                                                 -                 (33)
     Realized losses on assets held for sale                                                     10                   -
     Decrease in trading account securities                                                       -                 948
     Loans originated and acquired for resale                                                (3,140)               (707)
     Sales of loans originated and acquired for sale                                          2,307                 483
     Increase in interest receivable                                                            (79)                (43)
     Increase in interest payable                                                               297                 177
     Net change in other assets                                                                 246               1,290
     Net change in other liabilities                                                            (53)               (153)
                                                                                            ---------           ---------
Net cash provided by operating activities                                                       625               2,595
                                                                                            ---------           ---------

INVESTING ACTIVITIES
  Decrease in federal funds sold                                                             10,000                   -
  Proceeds from sales and maturities of investment securities available for sale              2,284               2,193
  Maturities of securities held to maturity                                                   5,000               4,069
  Purchases of investment securities available for sale                                      (9,939)                  -
  Purchases of investment securities held to maturity                                        (5,003)               (936)
  Net change in loans                                                                         4,965               1,853
  Net purchases of premises and equipment                                                      (307)                (71)
                                                                                            ---------           ---------
Net cash provided (used) by investing activities                                              7,000               7,108
                                                                                            ---------           ---------

FINANCING ACTIVITIES
  Net change in deposits                                                                     (8,405)             (4,418)
  Payments on borrowings                                                                          -              (6,462)
                                                                                            ---------           ---------
Net cash used by financing activities                                                        (8,405)            (10,880)
                                                                                            ---------           ---------

Decrease in cash and cash equivalents                                                          (780)             (1,177)
Cash and cash equivalents at beginning of period                                              8,841              11,337
                                                                                            ---------           ---------
Cash and cash equivalents (interest and noninterest bearing) at end of period               $ 8,061             $10,160
                                                                                            ---------           ---------
                                                                                            ---------           ---------

NONCASH INVESTING ACTIVITIES
  Change in unrealized holding losses on investment securities available for sale       $       176            $    300
  Securities available for sale collateralized by portfolio mortgage loans                                            -
  Transfer of loans to real estate owned and repossessions                                      353                 917


See Notes to consolidated financial statements.

FIRST COASTAL CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1996

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

SETTLEMENT OF FDIC CROSS GUARANTY CLAIM

On January 31, 1995, the Company and the Bank consummated a settlement with the FDIC in accordance with the terms and conditions of the Amended and Restated Settlement Agreement, dated as of November 23, 1994 (the "Amended and Restated Settlement Agreement"), pursuant to which the FDIC waived and released its cross guaranty claim against the Bank. The cross guaranty claim was the result of the September 1991 failure of Suffield Bank. As part of the settlement, the Company issued to the FDIC a non-recourse promissory note in the principal amount of $9.0 million (the "FDIC Note"), secured by the Company's pledge of the outstanding stock of the Bank. In 1994, the Company incurred an extraordinary charge to earnings resulting from the issuance of the FDIC Note. Principal and interest under the FDIC Note are deferred until its maturity date, which is January 31, 1997, subject to extension under certain circumstances.

The Company announced on January 31, 1996 that it intended to pursue a recapitalization of the Company as the means to facilitate the satisfaction of the FDIC Note. On June 13, 1996 the Securities and Exchange Commission declared effective the Company's registration statement for the offering of 750,000 shares of the Company's Common Stock at a price of $5.00 per share. On July 24, 1996, the Company completed its recapitalization plan, whereby the Company repaid in full its obligation to the FDIC in the amount of $9.75 million ($9.0 million loan principal amount plus accrued interest). The funds utilized to repay the obligation came from (i) the sale of 750,000 shares of the Company's common stock at $5.00 per share by means of a registered public offering; (ii) a dividend of $3.2 million from the Bank to the Company; and (iii) the borrowing of $4.0 million from a group of four Maine savings banks, secured by the pledge by the Company of 100% of the outstanding common stock of the Bank.

MEMORANDUM OF UNDERSTANDING

Effective as of November 22, 1994 the Bank entered into a Memorandum of Understanding ("Memorandum") with the FDIC and the Maine Bureau of Banking. The Memorandum provides, among other things, that (i) the Bank continue to maintain its allowance for loan and lease losses in accordance with applicable regulatory requirements, (ii) the Board of Directors of the Bank continue to review the adequacy of the Bank's loan and lease loss reserves and provide for adequate reserves, (iii) the Bank continue to have a Tier 1 capital to total assets ratio at or in excess of 6.0%, (iv) the Bank continue to comply with the FDIC's Statement of Policy on Risk-Based Capital, (v) the Bank provide monthly progress reports regarding substandard or doubtful assets, (vi) the Bank agree not to extend or renew credit to, or for the benefit of, any borrower who or which has a loan or other extension of credit with the Bank that has been charged-off or classified in whole or in part, loss, doubtful or substandard and is uncollected unless certain conditions are met, (vii) the Bank not declare or pay any dividends without the prior written consent of the FDIC and the Maine Bureau of Banking, and (viii) the Bank continue to furnish written progress reports detailing the form and manner of any action taken to seek to secure compliance with the Memorandum. In addition, the Board of Directors is required to develop a written plan of action to reduce the Bank's risk position with respect to each borrower who had outstanding principal debt owing to the Bank in excess of $500,000 which was classified substandard, in whole or in part, and other real estate owned with a book value in excess of $500,000, as well as the formulation of a strategic plan and policies covering investments, funds management and various lending policies. At June 30, 1996, the Bank had a Tier 1 capital to total assets ratio of 10.34%. The Bank's Tier 1 capital to total assets ratio on a proforma basis assuming the $3.2 million dividend was paid to the Company occurred at June 30, 1996 would be 8.04%.

REGULATORY CAPITAL REQUIREMENTS

Under applicable federal regulations, the Company and Coastal are each required to maintain minimum levels of regulatory capital. The Federal Reserve has adopted a leverage-based capital requirement for bank holding companies with a composite rating of 1 under the bank holding company rating system of a minimum level of tier 1 capital to total assets of 3.0%. All other bank holding companies or bank subsidiaries of bank holding companies are required to maintain a minimum ratio of tier 1 capital to total assets of 4.0% to 5.0%. Under the Federal Reserve's risk-based capital guidelines, bank holding companies or banks also are required to maintain a minimum ratio of qualifying total capital to risk-weighted assets of 8.0%. The guidelines apply on a consolidated basis to bank holding companies with consolidated assets of $150 million or more. For bank holding companies which have less than $150 million in consolidated assets, as did the Company for each of the quarters ended June 30, 1995, September 30, 1995, December 31, 1995, March 31, 1996 and June 30, 1996,
the guidelines are applied on a bank-only basis (as opposed to a consolidated basis) unless (i) the parent bank holding company is engaged in nonbank activity involving significant leverage or (ii) the parent company has a significant amount of debt that is held by the general public. The Federal Reserve capital adequacy guidelines provide that "debt held by the general public" is debt held by parties other than financial institutions, officers, directors, and controlling stockholders of the banking organization or their related interests. The FDIC Note is not considered to be "debt held by the general public" for purposes of such capital guidelines. As a result, applied on a bank-only basis, the Company's ratios of tier 1 capital to total assets, tier 1 capital to risk-weighted assets, qualifying total capital to risk-weighted assets of 10.34%, 16.60%, and 17.87%, respectively, at June 30, 1996 were in compliance with such guidelines.

The FDIC has also adopted minimum capital requirements as regulations for state non-member banks such as the Bank. Under the minimum leverage capital requirement, insured state non-member banks must maintain a Tier 1 capital to total assets ratio of at least 3% to 5% depending on the CAMEL rating of the bank. The Memorandum requires that the Bank continue to maintain a Tier 1 capital to total assets ratio at or in excess of 6.0%. At June 30, 1996, the Bank had a Tier 1 capital to total assets ratio of 10.34%.

In addition, under such regulations insured non-member banks must maintain a minimum ratio of qualifying total capital to risk-weighted assets of 8.0%, including a minimum ratio of Tier 1 capital to risk-weighted assets of 4.0%. At June 30, 1996, the Bank had a ratio of Tier 1 capital to risk-weighted assets of 16.60% and a ratio of qualifying total capital to risk-weighted assets of 17.87%.

NOTE B - ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K/A-3 for the year ended December 31, 1995.

Most of the Company's commercial real estate loans as of June 30, 1996 are collateralized by real estate in Maine which has experienced a significant decline in value since the market peak in the late 1980's. In addition, all of the real estate owned ("REO") are located in this same market. Accordingly, the ultimate collectibility of a substantial portion of the Company's loan portfolio and the recovery of a substantial portion of the carrying amount of REO have been impacted by this real estate market decline and are particularly susceptible to changes in market conditions in Maine.

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

NEW ACCOUNTING STANDARDS

In May 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard (SFAS) No. 122, MORTGAGE SERVICING RIGHTS, which amends FASB Statement No. 65, ACCOUNTING FOR CERTAIN MORTGAGE BANKING ACTIVITIES. This standard eliminates the distinction between purchased and originated mortgage servicing rights and establishes the use of a valuation allowance to recognize any impairment in the fair value of mortgage servicing rights. There was no effect to the Company's financial statements or results of operations on January 1 and June 30, 1996 as a result of implementing FASB Statement No. 122.

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

INVESTMENT SECURITIES

Effective January 1, 1994 with the implementation of FASB Statement No. 115, investment securities classified as available for sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity. Investment securities held to maturity are stated at cost adjusted for amortization of bond premiums and accretion of bond discounts. There was no effect to the Company's financial statements or results of operations on January 1, 1994 as a result of implementing FASB Statement No. 115. For the six months ended June 30, 1996, investment securities classified as available for sale reflected an unrealized loss of $138,000.

As of June 30, 1996, the Company's investment accounting policy states that all securities purchased with an original maturity of over one year, other than mortgage backed securities originated by the Bank with current loan production, will be classified as available for sale. Securities purchased with an original maturity of one year or less, or callable U.S. government agency notes, will be considered held-to-maturity. Mortgage backed securities originated by the Bank with current loan productions, will be classified as trading securities.

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

The Company adopted FASB Statement No. 114, ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN, on January 1, 1995. Under such standard, a loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Management identifies impaired loans on a loan-by-loan basis. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, with the exception of all collateral-dependent loans, which are measured for impairment based on the fair value of the collateral. The adoption of FASB Statement No. 114 resulted in no additional provision for loan losses as determined at January 1, 1995 and June 30, 1996.

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

PART I - Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

TOTAL ASSETS

At June 30, 1996, total assets were $138.0 million, representing a decrease of $7.5 million (or 5.2%) from total assets of $145.5 million at December 31, 1995. This decrease was primarily attributable to the sale of the Bank's Kezar Falls branch to Maine Bank & Trust Company on April 26, 1996 and which resulted in a decrease in deposits and overall total assets of approximately $9.9 million. See "Financial Condition - Liquidity - Coastal" for more information concerning the branch sale.

INVESTMENTS

The Company's investment portfolio is comprised primarily of U.S. government and agency obligations and also contains miscellaneous equity securities. Total investment securities at June 30, 1996 were $27.2 million compared to $19.7 million at December 31, 1995. This increase is attributable to the purchase of $5.0 million in U.S. government agency callable notes, $4.0 million in GNMA mortgage-backed securities and $6.0 million in U.S. treasury securities, partially offset by maturities of U.S. treasury securities totaling $3.0 million and $4.0 million of U.S. government agency callable notes which were called during the first quarter of 1996. Investment securities classified as available for sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders' equity. Investment securities held to maturity are stated at cost, adjusted for amortization of bond premiums and accretion of bond discounts.

The following table sets forth the amortized cost and fair value of investment securities for each major security type at June 30, 1996.



                                                                                June 30, 1996
                                                         ------------------------------------------------------
                                                                            Fair          Gross           Gross
                                                         Amortized       Market     Unrealized      Unrealized
(IN THOUSANDS)                                                Cost         Value           Gain          Losses
- ---------------------------------------------------------------------------------------------------------------
Available for sale:
  U.S. government obligations                             $8,927         $8,899           $ 44          $ (72)
  Mortgage backed securities                               4,547          4,447              -           (100)
  Equity/mutual fund                                       2,000          1,990              -            (10)
  Other                                                       99             99              -              -
                                                          -------        -------         ------          ------
                                                         $15,573        $15,435           $ 44          $(182)
                                                          -------        -------         ------          ------
                                                          -------        -------         ------          ------

Held to maturity:
  U.S. government callable notes                          11,801         11,607              -           (194)
                                                          -------        -------         ------          ------
                                                         $11,801        $11,607           $  -          $(194)
                                                          -------        -------         ------          ------
                                                          -------        -------         ------          ------



The net unrealized loss on investment securities classified as available for sale was $138,000 at June 30, 1996, versus a net unrealized gain of $38,000 at December 31, 1995. The net unrealized loss on securities available for sale is attributable to an increase in interest rates during the first six months of 1996. The Company will continue to give consideration to further investments in U.S. government agency, U.S. government obligations and mortgage backed securities, after giving consideration to the potential impact on the fair value of these securities that may result from interest rate fluctuations in comparison to alternative investment securities.

The following table represents the contractual maturities for investments in debt securities for each major security type at June 30, 1996.


                                                                               June 30, 1996
                                                          -----------------------------------------------------
                                                                                 Maturing
                                                          -----------------------------------------------------
                                                                      After One
                                                            Within    But Within           After
(IN THOUSANDS)                                            One Year    Five Years      Five Years          Total
- ---------------------------------------------------------------------------------------------------------------
Available for sale:
  U.S. government obligations                             $3,001         $5,898              -         $8,899
  Mortgage backed securities                                   -              -           4,447         4,447
                                                          -------        -------         ------       --------
                                                          $3,001         $5,898          $4,447       $13,346
                                                          -------        -------         ------       --------
                                                          -------        -------         ------       --------

Held to maturity:
  U.S. government agency callable
    notes (final maturity)                                     -          6,998           4,803        11,801
                                                          -------        -------         ------       --------
                                                          $    -         $6,998          $4,803       $11,801
                                                          -------        -------         ------       --------
                                                          -------        -------         ------       --------
LOANS

Loans consisted of the following:

                                                          June 30,      March 31,        December 31,
(IN THOUSANDS)                                                1996          1996            1995
- --------------------------------------------------------------------------------------------------------------
Real estate mortgage loans:
  Residential                                             $29,355        $28,724       $ 30,966
  Commercial                                               48,966         49,258         50,797
Commercial and industrial loans                             2,170          2,264          2,524
Consumer and other loans                                   15,475         15,778         16,263
                                                          -------        -------       --------

                                                          $95,966        $96,024       $100,550
                                                          -------        -------       --------
                                                          -------        -------       --------


Loans decreased $4.6 million (or 4.6%) at June 30, 1996 as compared to December 31, 1995. The most significant reason for the decrease was the prepayment of loans in advance of their scheduled maturity dates during the first quarter of 1996, as borrowers refinanced at lower interest rates.

ALLOWANCE FOR LOAN LOSSES

The Company's allowance for loan losses ("Allowance") was $2.7 million at June 30, 1996 and December 31, 1995. The Allowance represented 2.81% and 2.65% of total loans, and 151.35% and 47.96% of nonperforming loans, at June 30, 1996 and December 31, 1995, respectively.

Although the balance of the Allowance remained relatively unchanged at June 30, 1996 as compared to December 31, 1995, the level is still expected to trend moderately downwards for the remainder of 1996. This is anticipated to occur as previously identified loan loss exposure is quantified and recognized (charged-off), either through negotiations and work out efforts, or through the commencement of collateral liquidations. Management believes there will not be a dramatic decline in the Allowance such as was experienced at the end of 1995.

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

NONPERFORMING ASSETS

Information with respect to nonperforming assets is set forth below:

                                          June 30,    March 31,    December 31,
(IN THOUSANDS)                                1996         1996            1995
- --------------------------------------------------------------------------------

Nonaccrual loans                           $1,633       $  736          $1,948
Accruing loans past due 90 days or more       137           89             169
Restructured loans                              -          625           3,427
Real estate owned and repossessions         1,231        2,164           1,973
                                            ------       ------          ------
Total                                      $3,001       $3,614          $7,517
                                            ------       ------          ------
                                            ------       ------          ------


Nonaccrual loans of $1,633,000 increased by $897,000 as of June 30, 1996 compared to the March 31, 1996 total of $736,000. This increase is primarily attributable to two commercial loan relationships: (i) one loan relationship of $625,000, previously classified as a restructured loan at March 31, 1996, moved to nonaccrual as a result of nonperformance with the terms of the restructure, and (ii) the second relationship equaling $230,000 was reclassified from performing to nonaccrual status (in July, 1996 this loan was paid down $48,000 by the borrowers and the remaining balance was transferred to REO). REO and repossessions declined $933,000 at June 30, 1996 compared to March 31, 1996 primarily as a result of the sale of two properties totaling $796,000 and writedowns of existing REO property totaling $122,000.

The level of nonperforming assets declined 60.08% from December 31, 1995 to June 30, 1996, from $7.5 million to $3.0 million, respectively. The current level of nonperforming assets represents an 89.01% decline from the level established at December 31, 1991 of $27.3 million. While the downward trend in nonperforming assets that has developed since 1991 is significant, the Company continues to hold a large concentration of commercial real estate loans that remain vulnerable to default. Many of these loans were made at or near the peak in the commercial real estate market in the late 1980's and the collateral coverage for many loans may not be adequate to protect the Bank from potential losses in the event such loans become nonperforming. Deterioration in the local economy or real estate market, or upward movements in interest rates, could have an adverse impact on currently performing commercial real estate loan relationships. These factors could result in an increased incidence of loan defaults and, as a result, an increased level of nonperforming loans.

IMPAIRED LOANS

Management reviews loans on a case by case basis to determine which loans should be classified as impaired. If management believes there is a high probability of a loss of principal or interest, then such loans are determined to be impaired. At June 30, 1996, the recorded investment in loans for which impairment has been recognized in accordance with FASB Statement No. 114 totaled $1,514,000 compared to $3,728,000 at December 31, 1995. The corresponding allocated reserves for these loans was $326,000 for the period ended June 30, 1996. Of the $1,514,000 of impaired loans, $1,300,000 was classified as nonaccrual at June 30, 1996. All impaired loans were secured by real estate at June 30, 1996 and accounted for by the lower of the fair value of the collateral or amortized loan value.

Impaired loans consisted of the following:


                                          June 30,    March 31,    December 31,
(IN THOUSANDS)                                1996         1996            1995
- --------------------------------------------------------------------------------

Real estate mortgage loans:
  Residential                              $   70       $   70          $  301
  Commercial                                1,345        1,181           3,427
Real estate construction loans                  -            -               -
Commercial and industrial loans                 -            -               -
Consumer and other loans                       99            -               -
                                            ------       ------          ------
                                           $1,514       $1,251          $3,728
                                            ------       ------          ------
                                            ------       ------          ------


REAL ESTATE OWNED ("REO")

At June 30, 1996, REO consisted of 7 commercial and residential real estate properties equaling $1,163,000 and 4 repossessed assets equaling $68,000.

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

LIQUIDITY - COASTAL

Deposits totaled $117.3 million at June 30, 1996, a decrease of $8.4 million (or 6.7%) from the level of $125.7 million at December 31, 1995.

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

LIQUIDITY - PARENT

On a parent company only ("parent") basis, the Company conducts no separate operations. Its business consists of the business of its banking subsidiary.
In addition to debt service relating to the Note in the principal amount of $4.0 million issued by the Company to a group of four Maine savings banks on July 24, 1996 as part of the Company's recapitalization plan, the Company's expenses consist primarily of Delaware franchise taxes associated with the Company's authorized capital stock, and certain legal and various other expenses. Expenses, including certain audit and professional fees, insurance and other expenses, are allocated between Coastal and the Company based upon the relative benefits derived. At July 31, 1996 the parent's assets (other than its investment in its subsidiary) consisted of $621,000 in cash.

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

Additionally, as a condition to the approval by the Maine Bureau of Banking of the payment of the dividend in the amount of $3.2 million which was paid on July 24, 1996 by the Bank to the Company, the Maine Bureau of Banking required that the Company commit to the Maine Bureau of Banking that it would not pay cash dividends to its stockholders as long as the Company's debt to equity ratio is above 25% (on a parent company only basis) without the prior approval of the Maine Bureau of Banking. The Company's proforma debt to equity ratio (on a parent company only basis) at June 30, 1996, assuming the recapitalization was consummated in the second quarter, would be approximately 50.80%.

The Memorandum (effective November 22, 1994) provides that the Bank may not pay or declare any dividends without the prior written consent of the FDIC and the Maine Bureau of Banking.

On July 24, 1996, May 3, 1996, November 13, 1995 and November 30, 1994,
following the receipt of appropriate regulatory approvals, Coastal paid the Company cash dividends of $3.2 million, $200,000, $200,000 and $175,000, respectively, for certain current and anticipated operating expenses of the Company and certain expenses related to the Company's recapitalization.

CAPITAL - COASTAL

The table below sets forth the regulatory capital requirements and capital ratios for Coastal at June 30, 1996:

(DOLLARS IN THOUSANDS)
- --------------------------------------------------------------------------------

TIER 1 CAPITAL (LEVERAGE) TO TOTAL ASSETS RATIO (1)
   Qualifying capital                                                   $14,386
   Actual %                                                               10.34%
   Minimum requirement %                                                   6.00%
   Average assets for second quarter                                   $139,157

TIER 1 CAPITAL TO RISK-WEIGHTED ASSETS
   Qualifying capital                                                   $14,386
   Actual %                                                               16.60%
   Minimum requirement %                                                   4.00%

Total capital to risk-weighted assets
             (TIER 1 AND TIER 2)
   Qualifying capital                                                   $15,489
   Actual %                                                               17.87%
   Minimum requirement %                                                   8.00%
   Gross risk-weighted assets                                           $86,673

- ----------------------------

(1) Calculated on an average quarterly basis

Note: As described in Note A to the Consolidated Financial Statements, the Memorandum (effective November 22, 1994) among Coastal, the FDIC and the Maine Bureau of Banking requires Coastal to maintain a Tier 1 capital to total assets ratio of 6.0% or greater. Coastal's Tier 1 capital to total assets ratio at June 30, 1996 was 10.34% and 8.04% on a proforma basis assuming the $3.2 million dividend was paid to the Company at June 30, 1996.

CAPITAL - COMPANY

The Federal Reserve capital adequacy guidelines apply on a consolidated basis to bank holding companies with consolidated assets of $150 million or more (See "Note A"). For bank holding companies which have less than $150 million in consolidated assets, as did the Company for each of the quarters ended June 30, 1995, September 30, 1995, December 31, 1995, March 31, 1996 and June 30, 1996,
the guidelines are applied on a bank-only basis (as opposed to a consolidated basis) unless (i) the parent bank holding company is engaged in nonbank activity involving significant leverage or (ii) the parent company has a significant amount of debt that is held by the general public. The Federal Reserve capital adequacy guidelines provide that "debt held by the general public" is debt held by parties other than financial institutions, officers, directors, and controlling stockholders of the banking organization or their related interests. The FDIC Note is not considered to be "debt held by the general public" for purposes of such capital guidelines. As a result, applied on a bank-only basis, the Company's ratios of tier 1 capital to total assets, tier 1 capital to risk-weighted assets, and qualifying total capital to risk-weighted assets of 10.34%, 16.60%, and 17.87%, respectively, at June 30, 1996 were in compliance with such guidelines. If the Company were required to calculate its ratios of tier 1 capital to total assets, tier 1 capital to risk-weighted assets, and qualifying total capital to risk-weighted assets on a consolidated basis, such ratios would be 3.43%, 5.51% and 6.78%, respectively, at June 30, 1996.

The Company suspended the payment of cash dividends to its stockholders in the fourth quarter of 1989 and has not paid any cash dividends to its stockholders since that time. See "Liquidity - Parent" for restrictions on dividends.


RESULTS OF OPERATIONS
- ---------------------
NET INCOME(LOSS)

The net income for the three and six months ended June 30, 1996 was $556,000 and $893,000, respectively, compared with net income of $214,000 and $439,000 for the same respective periods last year. The improvement in earnings for 1996 is primarily attributable the consummation of the sale of the Company's Kezar Falls branch to Maine Bank & Trust Company, resulting in a net gain of $366,000, calculated by deducting $37,000 in expenses associated with the closing from the gross deposit premium received of $403,000. In addition, earnings were positively impacted by no provision for loan loss expense for the six months ended June 30, 1996, as compared to $175,000 of provision expense for the same period last year. Earnings for the six months ended June 30, 1996 were reduced by a decline in net interest income of $87,000 compared to the six months ended June 30, 1995.

NET INTEREST INCOME

Net interest income for the three and six months ended June 30, 1996 was $1.4 million and $2.9 million, respectively, compared to $1.5 million and $3.0 million, respectively for the six months ended June 30, 1995. The modest decrease is primarily attributable to the increase in interest expense on the FDIC note of $0.1 million for the six months ended June 30, 1996 compared to the same respective period last year. The Company's net interest margin remained relatively unchanged, 4.26% at June 30, 1996 and June 30, 1995.

PROVISION FOR LOAN LOSSES

There was no provision for loan loss expense for the six months ended June 30, 1996, versus $175,000 provision expense for the six months ended June 30, 1995. This is attributable to several factors, including the essentially unchanged level of the Allowance, both in dollars ($2.7 million at June 30, 1996 and December 31, 1995) and as a percentage of total loans (2.81% at June 30, 1996 versus 2.65% at December 31, 1995), the decline in nonperforming loans, and management's review of the portfolio and its determination of the adequacy of the Allowance as of June 30, 1996.

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

Management believes that the Allowance is adequate at June 30, 1996. However, future additions to the Allowance may be necessary based on changes in the financial condition of various borrowers, new information that becomes available relative to various borrowers and loan real estate collateral, as well as changes in local, regional or national economic conditions. In addition, various regulatory authorities, as an integral part of their examination process, periodically review the Company's Allowance. Such authorities may require the Company to recognize additions to the Allowance based upon information available to them and their judgments at the time of their examination.

OTHER OPERATING INCOME

Other operating income for the three and six months ended June 30, 1996 was $513,000 and $644,000, respectively, as compared to $139,000 and $307,000 for the same respective periods in 1995. In the second quarter of 1996 the Company realized a net gain of $366,000 from the sale of its Kezar Falls branch. Additionally, other income for the six months ended June 30, 1995 includes a realized gain on trading accounts of $33,000.

OTHER OPERATING EXPENSES

Other operating expenses for the three and six months ended June 30, 1996 was $1.3 million and $2.6 million, respectively, as compared to $1.3 million and $2.7 million for the same respective periods in 1995. Although other operating expenses remained relatively unchanged for the three and six months ended June 30, 1996 compared to the same respective periods last year, the Company incurred approximately $77,000 in marketing expenses associated with its new deposit program which was implemented in April, 1996. Management believes that this new deposit program will increase its other operating expense category, mainly in the marketing area, in order for the Bank to facilitate its efforts to increase the Bank's market share of deposits. Additionally, the Company expects overall expenses to decline by approximately $224,000 on an annualized basis resulting from two items: (i) the sale of the Kezar Falls branch in April of 1996 is expected to reduce occupancy and other expenses by approximately $74,000 annualized, and (ii) the computer conversion scheduled to occur in August, 1996 will reduce overall expense by approximately $150,000.

PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

     As of June 30, 1996, there were various claims and lawsuits pending against the Company incidental to the ordinary course of business. In the opinion of management, after consultation with legal counsel, resolution of these matters is not expected to have a material effect on the consolidated financial position or results of operations.

ITEM 2.  CHANGES IN SECURITIES.

     On June 11, 1996 the Company filed an amendment to its Restated Certificate of Incorporation, to provide for a three-year restriction on certain acquisitions and offers to acquire 5% or more voting stock of the Company in order to reduce the likelihood that there will be a reduction in the amount of the Company's net operating loss carryforward for federal tax purposes by reason of an "ownership change" (as defined in Section 382 of the Internal Revenue Code of 1986, as amended).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a) The 1996 Annual Meeting of Stockholders of the Company was held on June 11, 1996.

(b) Nominee: Roger E. Klein was elected for a three-year term to expire in 1999. The continuing directors are Normand E. Simard, Edward K. Simensky and Charles A. Stewart III.

(c) The results of the voting at the 1996 Annual Meeting of Stockholders (pursuant to a record date of May 2, 1996) were as follows:

     (i) Election of Directors. 508,667 shares were voted to elect nominee Roger E. Klein as a director of the Company for a three year term and 20,559 shares were voted to withhold authority.

     (ii) First Coastal Corporation 1996 Stock Option and Equity Incentive Plan. For: 350,997; Against: 63,378; Abstain: 3,363.

     (iii)  Amendment to the Restated Certificate of Incorporation.  For:
            432,765; Against: 7,042; Abstain: 1,913.

     (iv) Ratification of Coopers & Lybrand as Independent Public Accountants for the year ending December 31, 1996. For: 527,270; Against:
            1,262; Abstain: 694.

(d)  Not applicable.

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

     3.1(i)(b) Certificate of Amendment of Restated Certificate of Incorporation (filed as Exhibit 3.1(i)(b) to Amendment No. 3 to Form 10-K for the year ended December 31, 1995, File No. 0-14087 ("1995 Form 10-K/A"), and incorporated herein by reference).

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

     10.4 Memorandum of Understanding, among Coastal Savings Bank, the Federal Deposit Insurance Corporation and the Maine Bureau of Banking, effective as of November 22, 1994 (filed as Exhibit 10.16 to Annual Report on Form 10-K for the year ended December 31, 1994, File No. 0-14087 ("1994 Form 10-K"), and incorporated herein by reference).

     10.5 Employment Agreement, dated December 21, 1994, between Coastal Savings Bank and James H. Whittaker (filed as Exhibit 10.17 to 1994 Form 10-K, and incorporated herein by reference).

     10.6 Purchase and Assumption Agreement, dated February 22, 1996, between Coastal Savings Bank and Maine Bank & Trust Company (filed as
     Exhibit 10.11 to 1995 Form 10-K, and incorporated herein by reference).

     10.7 Agreement for Data Processing Services, dated February 28, 1996, between Coastal Savings Bank and Data Dimensions Inc. (filed as
     Exhibit 10.12 to 1995 Form 10-K, and incorporated herein by reference).

     10.8 First Coastal Corporation 1996 Stock Option and Equity Incentive Plan (filed as Exhibit 10.13 to 1995 Form 10-K/A, and incorporated herein by reference).

     10.9 Loan Agreement, dated as of July 24, 1996, among First Coastal Corporation and Androscoggin Savings Bank, Bangor Savings Bank, Machias Savings Bank and Norway Savings Bank (collectively, the "Lenders") and Machias Savings Bank, as agent.

     10.10      Stock Pledge Agreement, dated as of July 24, 1996, between
     First Coastal Corporation and Machias Savings Bank, for itself and as agent for the Lenders.

     10.11 Promissory Note, dated July 24, 1996, by First Coastal Corporation for the benefit of Androscoggin Savings Bank.

     10.12 Promissory Note, dated July 24, 1996, by First Coastal Corporation for the benefit of Bangor Savings Bank.

     10.13 Promissory Note, dated July 24, 1996, by First Coastal Corporation for the benefit of Machias Savings Bank.

     10.14 Promissory Note, dated July 24, 1996, by First Coastal Corporation for the benefit of Norway Savings Bank.

     10.15 Employment Agreement, dated as of July 31, 1996, among Coastal Savings Bank, First Coastal Corporation and Dennis D. Byrd.

     10.16 Employment Agreement, dated as of July 31, 1996, among Coastal Savings Bank, First Coastal Corporation and Gregory T. Caswell.

     27         Financial Data Schedule

(b)  No Form 8-K was filed by the Company during the second quarter of 1996.

                              FIRST COASTAL CORPORATION


                                      SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   FIRST COASTAL CORPORATION


Date: August 13, 1996              By:  /s/ Gregory T. Caswell
                                        ------------------------------
                                        Gregory T. Caswell
                                        President and Chief Executive Officer




In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: August 13, 1996              By:  /s/ Gregory T. Caswell
                                        ------------------------------
                                        Gregory T. Caswell
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)


Date: August 13, 1996              By:  /s/ Dennis D. Byrd
                                        ------------------------------
                                        Dennis D. Byrd
                                        Treasurer
                                        (Principal Financial and Accounting
                                         Officer)

                                  EXHIBIT INDEX

Exhibit No.    Description of Exhibit
- ----------     ----------------------

10.9 Loan Agreement, dated as of July 24, 1996, among First Coastal Corporation and Androscoggin Savings Bank, Bangor Savings Bank, Machias Savings Bank and Norway Savings Bank (collectively, the "Lenders") and Machias Savings Bank, as agent.

10.10 Stock Pledge Agreement, dated as of July 24, 1996, between First Coastal Corporation and Machias Savings Bank, for itself and as agent for the Lenders.

10.11 Promissory Note, dated July 24, 1996, by First Coastal Corporation for the benefit of Androscoggin Savings Bank.

10.12 Promissory Note, dated July 24, 1996, by First Coastal Corporation for the benefit of Bangor Savings Bank.

10.13 Promissory Note, dated July 24, 1996, by First Coastal Corporation for the benefit of Machias Savings Bank.

10.14 Promissory Note, dated July 24, 1996, by First Coastal Corporation for the benefit of Norway Savings Bank.

10.15 Employment Agreement, dated as of July 31, 1996, among Coastal Savings Bank, First Coastal Corporation and Dennis D. Byrd.

10.16 Employment Agreement, dated as of July 31, 1996, among Coastal Savings Bank, First Coastal Corporation and Gregory T. Caswell.

27             Financial Data Schedule