Form 10-Q
period 1996-09-30
FIRST COASTAL CORP
filed 1996-11-14
CIK 802763

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-Q


(Mark one):   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended SEPTEMBER 30, 1996

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

         Outstanding at November 12, 1996:   1,357,861 shares

                                        INDEX

                       FIRST COASTAL CORPORATION AND SUBSIDIARY

PART I -      FINANCIAL INFORMATION

                                                                           Page

    Item 1.   Financial Statements

         Condensed Consolidated Balance Sheets (Unaudited) as of
         September 30, 1996 and December 31, 1995                             3

         Condensed Consolidated Statements of Operations (Unaudited)
         for the three and nine months ended September 30, 1996 and
         1995                                                                 4

         Condensed Consolidated Statements of Cash Flows (Unaudited)
         for the nine months ended September 30, 1996 and 1995                6

         Notes to Condensed Consolidated Financial Statements
         (Unaudited), September 30, 1996                                      7

    Item 2.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                      12


PART II -     OTHER INFORMATION

    Item 1.   Legal Proceedings                                              20

    Item 2.   Changes in Securities                                          20

    Item 3.   Defaults Upon Senior Securities                                20

    Item 4.   Submission of Matters to a Vote of Security Holders            20

    Item 5.   Other Information                                              20

    Item 6.   Exhibits and Reports on Form 8-K                               20


SIGNATURES                                                                   23

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
First Coastal Corporation and Subsidiary

-------------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                                                           SEPTEMBER 30, 1996    DECEMBER 31,1995
-------------------------------------------------------------------------------------------------------------------------------
ASSETS
Noninterest earning deposits and cash                                                           $3,534               $4,466
Interest earning deposits                                                                        5,535                4,375
                                                                                              --------             --------
    Cash and cash equivalents                                                                    9,069                8,841

Federal funds sold                                                                                  --               10,000

Investment securities:
    Held-to-maturity                                                                            11,803               11,786
                                                                                                11,373                7,926
                                                                                              --------             --------
    Available-for-sale (at market value)                                                        23,176               19,712

Federal Home Loan Bank stock-at cost                                                             1,315                1,315
Loans held for sale                                                                              1,430                  281

Loans                                                                                           97,501              100,550
Less:Deferred loan fees, net                                                                       (29)                 (22)
    Allowance for loan losses                                                                   (2,735)              (2,659)
                                                                                              --------             --------
                                                                                                94,737               97,869

Premises and equipment                                                                           3,212                3,073
Real estate owned and repossessions                                                              1,039                1,973
Other assets                                                                                     2,451                2,389
                                                                                              --------             --------
    TOTAL ASSETS                                                                              $136,429             $145,453
                                                                                              ========             ========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits                                                                                      $118,036             $125,665
Advances from Federal Home Loan Bank                                                             6,000                6,000
Note Payable                                                                                     4,000                9,000
Accrued interest on Note Payable                                                                    --                  419
Accrued expenses and other liabilities                                                             188                  372
                                                                                              --------             --------
  TOTAL LIABILITIES                                                                            128,224              141,456

STOCKHOLDERS' EQUITY
Preferred Stock, $1.00 par value; Authorized 1,000,000 shares; none outstanding
Common Stock, $1.00 par value;
  Authorized 6,700,000 shares; issued and
  outstanding as of September 30, 1996 and December 31, 1995 - 1,357,861 and 600,361             1,358                  600
Paid-in Capital                                                                                 31,795               29,375
Retained earnings deficit                                                                      (24,816)             (26,016)
Unrealized gain (loss) on available for sale securities                                           (132)                  38
                                                                                              --------             --------
  TOTAL STOCKHOLDERS' EQUITY                                                                     8,205                3,997
                                                                                              --------             --------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                 $136,429             $145,453
                                                                                              ========             ========


See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
First Coastal Corporation and Subsidiary

---------------------------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                           THREE MONTHS ENDED SEPTEMBER 30,
---------------------------------------------------------------------------------------------------
                                                                           1996          1995
                                                                           ----          ----
INTEREST AND DIVIDEND INCOME
    Interest and fees on loans                                              $2,248       $2,413
    Interest and dividends on investment securities                            423          259
    Other interest income                                                       82          270
                                                                        ----------     --------
      TOTAL INTEREST AND DIVIDEND INCOME                                     2,753        2,942
                                                                        ----------     --------

INTEREST EXPENSE
    Deposits                                                                 1,151        1,285
    Borrowings
      Advances from Federal Home Loan Bank                                      89           91
      Note Payable                                                             120          116
                                                                        ----------     --------
      Total Interest Expense                                                 1,360        1,492
                                                                        ----------     --------
    Net Interest Income Before Provision for Loan Losses                     1,393        1,450

Provision for Loan Losses                                                       --           75
                                                                        ----------     --------
    Net Interest Income After Provision for Loan Losses                      1,393        1,375

OTHER INCOME
    Service charges on deposit accounts                                         90           60
    Gain on investment securities transactions                                  14            1
    Gain on sales of mortgage loans                                              5            2
    Other                                                                       54           65
                                                                        ----------     --------
                                                                               163          128
                                                                        ----------     --------

OTHER EXPENSES
    Salaries and employee benefits                                             531          513
    Occupancy                                                                  101          120
    Net cost of operation of real estate owned and repossessions                (8)           1
    Other                                                                      674          576
                                                                        ----------     --------
                                                                             1,298        1,210
                                                                        ----------     --------
Income Before Income Taxes                                                     258          293
Income Tax Benefit                                                             (48)          --
                                                                        ----------     --------
NET INCOME                                                                    $306         $293
                                                                        ==========     ========

PER SHARE AMOUNTS
Weighted Average Shares Outstanding                                      1,160,252      600,361
Income Per Share                                                        $      .26     $    .49
                                                                        ==========     ========


See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
First Coastal Corporation and Subsidiary

---------------------------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                           NINE MONTHS ENDED SEPTEMBER 30,
---------------------------------------------------------------------------------------------------
                                                                           1996          1995
                                                                           ----          ----
INTEREST AND DIVIDEND INCOME
    Interest and fees on loans                                              $6,930       $7,311
    Interest and dividends on investment securities                          1,181          768
    Other interest income                                                      437          715
                                                                        ----------     --------
      TOTAL INTEREST AND DIVIDEND INCOME                                     8,548        8,794
                                                                        ----------     --------

INTEREST EXPENSE
    Deposits                                                                 3,596        3,682
    Borrowings
      Advances from Federal Home Loan Bank                                     264          365
      Note Payable                                                             416          302
                                                                        ----------     --------
      Total Interest Expense                                                 4,276        4,349
                                                                        ----------     --------
    Net Interest Income Before Provision for Loan Losses                     4,272        4,445
                                                                        ----------     --------

Provision for Loan Losses                                                       --          250
                                                                        ----------     --------
    Net Interest Income After Provision for Loan Losses                      4,272        4,195

OTHER INCOME
    Service charges on deposit accounts                                        245          191
    Gain (loss) on investment securities transactions                           38          (11)
    Gain (loss) on sales of mortgage loans                                      (5)          16
    Other                                                                      529          240
                                                                        ----------     --------
                                                                               807          436
                                                                        ----------     --------

OTHER EXPENSES
    Salaries and employee benefits                                           1,567        1,569
    Occupancy                                                                  328          341
    Net cost of operation of real estate owned and repossessions                61           53
    Other                                                                    1,972        1,936
                                                                        ----------     --------
                                                                             3,928        3,899
                                                                        ----------     --------
Income Before Income Taxes                                                   1,151          732
Income Tax Benefit                                                             (48)          --
                                                                        ----------     --------
NET INCOME                                                                  $1,199         $732
                                                                        ==========     ========

PER SHARE AMOUNTS
Weighted Average Shares Outstanding                                        788,354      600,361
Income Per Share                                                          $   1.52    $    1.22
                                                                        ==========     ========


See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
First Coastal Corporation and Subsidiary


                                                                                   NINE MONTHS ENDED SEPTEMBER 30,
------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                                                            1996          1995
------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
    Net Income                                                                             $1,199        $732
    Adjustments to reconcile net income to net cash provided by operating activities:
         Provision for loan losses                                                             --         250
         Writedowns of REO                                                                      5          36
         Provision for depreciation and amortization                                          201         212
         Amortization of investment security (discounts)                                      (25)       (223)
         Realized investment securities (gains) losses                                        (38)         11
         (Gains) from assets held in trading accounts                                          --         (33)
         Realized (gains) losses on assets held for sale                                        5         (16)
         Decrease in trading account securities                                                --         948
         Loans originated and acquired for resale                                          (4,799)     (1,862)
         Sales of loans originated and acquired for sale                                    3,645       1,690
         (Increase) decrease in interest receivable                                            69         (99)
         Increase (decrease) in interest payable                                             (508)        296
         Net change in other assets                                                           294       1,293
         Net change in other liabilities                                                      (95)       (117)
                                                                                       ----------    --------
Net cash provided (used) by operating activities                                              (47)      3,118
                                                                                       ----------    --------

INVESTING ACTIVITIES
    Decrease in federal funds sold                                                         10,000          --
    Proceeds from sales and maturities of investment securities available for sale          6,371       2,193
    Maturities of securities held to maturity                                               5,000       7,080
    Purchases of investment securities available for sale                                  (9,939)          -
    Purchases of investment securities held to maturity                                    (5,003)     (8,921)
    Net change in loans                                                                     3,637       8,259
    Net purchases of premises and equipment                                                  (340)       (348)
                                                                                       ----------    --------
Net cash provided by investing activities                                                   9,726       8,263
                                                                                       ----------    --------

FINANCING ACTIVITIES
    Net change in deposits                                                                 (7,629)     (3,707)
    Proceeds from borrowings                                                                4,000
    Payments on borrowings                                                                 (9,000)     (6,612)
    Proceeds from sale of Common Stock                                                      3,178          --
                                                                                       ----------    --------
Net cash used by financing activities                                                      (9,451)    (10,319)
                                                                                       ----------    --------

Increase in cash and cash equivalents                                                         228       1,062
Cash and cash equivalents at beginning of period                                            8,841      11,337
                                                                                       ----------    --------
Cash and cash equivalents (interest and noninterest bearing) at end of period             $ 9,069     $12,399
                                                                                       ==========    ========

NONCASH INVESTING ACTIVITIES
  Change in unrealized holding losses on investment securities available for              $   170     $   298
  Securities available for sale collateralized by portfolio mortgage loans                     --          --
  Transfer of loans to real estate owned and repossessions                                    505         715

See Notes to consolidated financial statements.

FIRST COASTAL CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1996

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

SETTLEMENT OF FDIC CROSS GUARANTY CLAIM

On January 31, 1995, the Company and the Bank consummated a settlement with the FDIC in accordance with the terms and conditions of the Amended and Restated Settlement Agreement, dated as of November 23, 1994 (the "Amended and Restated Settlement Agreement"), pursuant to which the FDIC waived and released its cross guaranty claim against the Bank. The cross guaranty claim was the result of the September 1991 failure of Suffield Bank. As part of the settlement, the Company issued to the FDIC a non-recourse promissory note in the principal amount of $9.0 million (the "FDIC Note"), secured by the Company's pledge of the outstanding stock of the Bank. In 1994, the Company incurred an extraordinary charge to earnings resulting from the issuance of the FDIC Note. Principal and interest under the FDIC Note were deferred until its maturity date, January 31, 1997.

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

MEMORANDUM OF UNDERSTANDING

On September 16, 1996 and September 9, 1996, the Company was notified by the Regional Director of the Boston Regional Office of the FDIC and the Superintendent of the Maine Bureau of Banking, respectively, that the Memorandum of Understanding previously entered into between the FDIC, the Maine Bureau of Banking and the Bank on November 22, 1994, was terminated.

REGULATORY CAPITAL REQUIREMENTS

Under applicable federal regulations, the Company and Coastal are each required to maintain minimum levels of regulatory capital. The Federal Reserve has adopted a leverage-based capital requirement for bank holding companies with a composite rating of 1 under the bank holding company rating system of a minimum level of tier 1 capital to total assets of 3.0%. All other bank holding companies or bank subsidiaries of bank holding companies are required to maintain a minimum ratio of tier 1 capital to total assets of 4.0% to 5.0%. Under the

Federal Reserve's risk-based capital guidelines, bank holding companies or banks also are required to maintain a minimum ratio of qualifying total capital to risk-weighted assets of 8.0%. The guidelines apply on a consolidated basis to bank holding companies with consolidated assets of $150 million or more. For bank holding companies which have less than $150 million in consolidated assets, as did the Company for each of the quarters ended September 30, 1995, December 31, 1995, March 31, 1996, June 30, 1996 and
September 30, 1996, the guidelines are applied on a bank-only basis (as opposed to a consolidated basis) unless (i) the parent bank holding company is engaged in nonbank activity involving significant leverage or (ii) the parent company has a significant amount of debt that is held by the general public. The Federal Reserve capital adequacy guidelines provide that "debt held by the general public" is debt held by parties other than financial institutions, officers, directors, and controlling stockholders of the banking organization or their related interests. As a result, applied on a bank-only basis, the Company's ratios of tier 1 capital to total assets, tier 1 capital to risk-weighted assets, qualifying total capital to risk-weighted assets of 8.59%, 13.32%, and 14.59%, respectively, at September 30, 1996 were in compliance with such guidelines.

The FDIC has also adopted minimum capital requirements as regulations for state non-member banks such as the Bank. Under the minimum leverage capital requirement, insured state non-member banks must maintain a Tier 1 capital to total assets ratio of at least 3% to 5% depending on the CAMEL rating of the bank. At September 30, 1996, the Bank had a Tier 1 capital to total assets ratio of 8.59%.

In addition, under such regulations insured non-member banks must maintain a minimum ratio of qualifying total capital to risk-weighted assets of 8.0%, including a minimum ratio of Tier 1 capital to risk-weighted assets of 4.0%. At September 30, 1996, the Bank had a ratio of Tier 1 capital to risk-weighted assets of 13.32% and a ratio of qualifying total capital to risk-weighted assets of 14.59%.


NOTE B - ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in Amendment No. 3 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 1995.

Most of the Company's commercial real estate loans as of September 30, 1996 are collateralized by real estate in Maine which has experienced a significant decline in value since the market peak in the late 1980's. In addition, all of the real estate owned ("REO") are located in this same market. Accordingly, the ultimate collectibility of a substantial portion of the Company's loan portfolio and the recovery of a substantial portion of the carrying amount of REO have been impacted by this real estate market decline and are particularly susceptible to changes in market conditions in Maine.

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

NEW ACCOUNTING STANDARDS

In May 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard (SFAS) No. 122, MORTGAGE SERVICING RIGHTS, which amends FASB Statement No. 65, ACCOUNTING FOR CERTAIN MORTGAGE BANKING ACTIVITIES. This standard eliminates the distinction between purchased and originated mortgage servicing rights and establishes the use of a valuation allowance to recognize any impairment in the fair value of mortgage servicing rights. There was no effect to the Company's financial statements or results of operations on January 1 and September 30, 1996 as a result of implementing FASB Statement No. 122.

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

INVESTMENT SECURITIES

Effective January 1, 1994 with the implementation of FASB Statement No. 115, investment securities classified as available for sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity. Investment securities held to maturity are stated at cost adjusted for amortization of bond premiums and accretion of bond discounts. There was no effect to the Company's financial statements or results of operations on January 1, 1994 as a result of implementing FASB Statement No. 115. At September 30, 1996, investment securities classified as available for sale reflected an unrealized loss of $132,000.

As of September 30, 1996, the Company's investment accounting policy states that all securities purchased with an original maturity of over one year, other than mortgage backed securities originated by the Bank with current loan production, will be classified as available for sale. Securities purchased with an original maturity of one year or less, or callable U.S. government agency notes, will be considered held-to-maturity. Mortgage backed securities originated by the Bank with current loan productions, will be classified as trading securities.

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

ALLOWANCE FOR LOAN LOSSES

The Allowance is maintained at a level believed adequate by management to absorb potential losses inherent in the current loan portfolio. Management's determination of the adequacy of the Allowance is based on an evaluation of the portfolio, past and expected loan loss experience, current economic conditions, trends in loan outstandings and diversification of the loan portfolio, the results of the most recent regulatory examinations, the results of loan portfolio reviews completed by outside consultants, the nature and level of nonperforming assets, impaired loans and loans that have been identified as potential problems, the adequacy of loan collateral and other relevant factors. The Allowance is increased by provisions for loan losses charged against income and recoveries on loans previously charged off.

The Company adopted FASB Statement No. 114, ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN, on January 1, 1995. Under such standard, a loan is considered impaired, based on current information and events, if it is highly probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Management identifies impaired loans on a loan-by-loan basis.
Though the measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, most of the Company's loans are collateral-dependent loans, which are measured for impairment based on the fair value of the collateral. The adoption of FASB Statement No. 114 resulted in no additional provision for loan losses as determined at January 1, 1995 and September 30, 1996.

REAL ESTATE OWNED ("REO")

REO, other than bank premises, consists of properties acquired through mortgage loan foreclosure proceedings or in satisfaction of loans. REO is initially recorded at the lower of cost or fair value (minus estimated costs to sell) at the date the property is acquired and any difference is charged to the Allowance at the time of reclassification. Subsequently, the values of such properties are reviewed by management and writedowns, if any, are charged to expense.

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

RECAPITALIZATION AND ISSUANCE OF NEW COMMON STOCK

On July 24, 1996, the Company completed its recapitalization plan, whereby the Company repaid in full its obligation to the FDIC in the amount of $9.75 million ($9.0 million loan principal amount plus accrued interest). The funds utilized to repay the obligation came from (i) the sale of 750,000 shares of the Company's common stock at $5.00 per share by means of a registered public offering; (ii) a dividend of $3.2 million from the Bank to the Company; and
(iii) the borrowing of $4.0 million from a group of four Maine savings banks, secured by the pledge by the Company of 100% of the outstanding common stock of the Bank. The public offering resulted in an increase in common stock outstanding from 600,361 shares to 1,357,861 shares, as of July 24, 1996.

INCOME TAXES

The Company adopted FASB Statement No. 109, ACCOUNTING FOR INCOME TAXES, in 1993 which requires a change from the deferred method of accounting for income taxes of APB Opinion 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method of Statement No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. At December 31, 1995, the Company estimated that its deferred tax asset was $6.9 million, $1.2 million of which will be expiring at December 31, 1996, resulting from the expiration of $3.5 million in net operating loss carryforwards (NOL). At December 31, 1995 and September 30, 1996, such deferred tax asset was fully offset by a valuation allowance. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company's Amendment No. 3 to Form 10-K on Form 10-K/A for the year ended December 31, 1995.

At the June 11, 1996 annual meeting of stockholders, the stockholders approved an amendment to the Restated Certificate of Incorporation of the Company which generally provides that no person shall become or make an offer to become the beneficial owner of five percent or more of the Company's voting stock for a three year period, which expires June 11, 1999. This amendment helps to reduce the likelihood that there will be an "ownership change" as defined in Section 382 of the Internal Revenue Code, which could result in a reduction in the amount of NOLs for tax purposes.

PART I - Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

TOTAL ASSETS

At September 30, 1996, total assets were $136.4 million, representing a decrease of $9.0 million (or 6.2%) from total assets of $145.5 million at December 31, 1995. This decrease was primarily attributable to the sale of the Bank's Kezar Falls branch to Maine Bank & Trust Company on April 26, 1996 and which resulted in a decrease in deposits and overall total assets of approximately $9.9 million. See "Financial Condition - Liquidity - Coastal" for more information concerning the branch sale.

INVESTMENTS

The Company's investment portfolio is comprised primarily of U.S. government and agency obligations and also contains miscellaneous equity securities. Total investment securities at September 30, 1996 were $23.2 million compared to $19.7 million at December 31, 1995. This increase is attributable to the purchase of $5.0 million in U.S. government agency callable notes, $4.0 million in GNMA mortgage-backed securities and $6.0 million in U.S. treasury securities, partially offset by maturities of U.S. treasury securities totaling $4.0 million, sales of U.S. Treasury securities of $2.0 million, sales of mutual funds of $1.0 million and $4.0 million of U.S. government agency callable notes which were called during the first quarter of 1996. Investment securities classified as available for sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders' equity. Investment securities held to maturity are stated at cost, adjusted for amortization of bond premiums and accretion of bond discounts.

The following table sets forth the amortized cost and fair value of investment securities for each major security type at September 30, 1996.


                                               SEPTEMBER 30, 1996
                                    ------------------------------------------------
                                                 FAIR        GROSS         GROSS
                                    AMORTIZED   MARKET    UNREALIZED     UNREALIZED
                                      COST      VALUE        GAIN          LOSSES
                                    ---------   ------    -----------    ----------
(IN THOUSANDS)
Available for sale:
    U.S. government obligations      $5,942      $5,909      $ 3            $ 36
    Mortgage backed securities        4,467       4,372       --              95
    Equity/mutual fund                  997         993       --               4
    Other                                99          99       --              --
                                    -------     -------      ----           ----
                                    $11,505     $11,373      $ 3            $135
                                    -------     -------      ----           ----
                                    -------     -------      ----           ----

Held to maturity:
    U.S. government callable notes   11,803      11,613        1             191
                                    -------     -------      ----           ----
                                    $11,803     $11,613      $ 1           $ 191
                                    -------     -------      ----           ----
                                    -------     -------      ----           ----

The net unrealized loss on investment securities classified as available for sale was $132,000 at September 30, 1996, versus a net unrealized gain of $38,000 at December 31, 1995. The net unrealized loss on securities available for sale is attributable to an increase in interest rates during the first six months of 1996. The Company will continue to give consideration to further investments in U.S. government agency, U.S. government obligations and mortgage backed securities, after giving consideration to the potential impact on the fair value of these securities that may result from interest rate fluctuations in comparison to alternative investment securities.

The following table represents the contractual maturities for investments in debt securities for each major security type at September 30, 1996.

                                              SEPTEMBER 30, 1996
                                  --------------------------------------------
                                                    MATURING
                                  --------------------------------------------
                                              AFTER ONE
                                   WITHIN     BUT WITHIN      AFTER
                                  ONE YEAR    FIVE YEARS    FIVE YEARS   TOTAL
                                  ---------   ----------    ----------   -----
(IN THOUSANDS)
Available for sale:
    U.S. government obligations    $2,000      $3,909           --        $5,909
    Mortgage backed securities      --             --        4,372        4,372
                                   ------      ------        -----        -----
                                   $2,000      $3,909       $4,372       $10,281
                                   ------      ------        -----        -----
                                   ------      ------        -----        -----
Held to maturity:
    U.S. government agency callable
      notes (final maturity)           --       9,000        2,803        11,803
                                   ------      ------        -----        -----
                                   $   --      $9,000       $2,803       $11,803
                                   ------      ------        -----        -----
                                   ------      ------        -----        -----

LOANS

Loans consisted of the following:



                                 SEPTEMBER 30,  JUNE 30,  MARCH 31,  DECEMBER 31,
                                    1996         1996      1996          1995
                                 ------------   -------   --------   ------------
(IN THOUSANDS)
Real estate mortgage loans:
    Residential                    $30,352        $29,355   $28,724   $30,966
    Commercial                      48,788         48,966    49,258    50,797
Commercial and industrial loans      2,860          2,170     2,264     2,524
Consumer and other loans            15,501         15,475    15,778    16,263
                                  --------        -------    ------    ------
                                   $97,501        $95,966   $96,024  $100,550
                                  --------        -------    ------    ------
                                  --------        -------    ------    ------


Loans decreased $3.0 million (or 3.0%) at September 30, 1996 as compared to December 31, 1995. The most significant reason for the decrease was the prepayment of loans in advance of their scheduled maturity dates during the first quarter of 1996.

ALLOWANCE FOR LOAN LOSSES (ALLOWANCE)

The Company's Allowance was $2.7 million at September 30, 1996 and December 31, 1995. The Allowance represented 2.81% and 2.65% of total loans, and 122.65% and 47.96% of nonperforming loans, at September 30, 1996 and December 31, 1995, respectively.

Although the balance of the Allowance remained relatively unchanged at September 30, 1996 as compared to December 31, 1995, there is some likelihood that the level of the Allowance will trend moderately downward over the next one or two years. This is anticipated to occur as previously identified loan loss exposure is quantified and recognized (charged-off), either through negotiations and work out efforts, or through the commencement and completion of collateral liquidations.

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

While the current level of the Allowance is believed to be adequate, the Company continues to hold a large concentration of commercial real estate loans, a significant portion of which remain vulnerable to loan default. Deterioration in the local economy or real estate market, or upward movements in interest rates, could have an adverse effect on the performance of the loan portfolio that could result in the need for an increased allowance for loan losses. Conversely, further improvement in overall asset quality, favorable local economic conditions or a favorable local real estate market, could positively affect the Allowance.

NONPERFORMING ASSETS

Information with respect to nonperforming assets is set forth below:


                     SEPTEMBER 30,  JUNE 30,  MARCH 31, DECEMBER 31,
                         1996         1996      1996        1995
                     ------------   --------  --------  -----------
(IN THOUSANDS)
Nonaccrual loans       $2,015        $1,633     $ 736     $1,948
Accruing loans past
 due 90 days or more      215           137        89        169
Restructured loans         --            --       625      3,427
Real estate owned and
 repossessions          1,039         1,231     2,164      1,973
                       ------         -----     -----      -----
Total                  $3,269        $3,001    $3,614     $7,517
                       ------         -----     -----      -----
                       ------         -----     -----      -----

The level of nonperforming assets declined 56.51% from December 31, 1995 to September 30, 1996, from $7.5 million to $3.3 million, respectively. This was primarily attributable to a decline in restructured loans, as these loans were reclassified to performing status in 1996. The modest increase in nonaccrual loans was offset by a $.9 million decline in REO during 1996, which was primarily attributable to the sale of two large commercial real estate properties. Following a decline to $.7 million at March 31, 1996, nonaccrual loans increased $1.3 million over the past two quarters ended September 30, 1996. $1.1 million of this increase involves two loan relationships, one of which ($625,000) was moved from the restructured loan category to nonaccrual during the quarter ended June 30, 1996.

The current level of nonperforming assets represents an 87.9% decline from the level established at December 31, 1991 of $27.3 million. While the downward trend in nonperforming assets that has developed since 1991 is significant, the Company continues to hold a large concentration of commercial real estate loans, a significant portion of which remain vulnerable to default. Many of these loans were made at or near the peak in the commercial real estate market in the late 1980's and the collateral coverage for many loans may not be adequate to protect the Bank from potential losses in the event such loans become nonperforming. Deterioration in the local economy or real estate market, or upward movements in interest rates, could have an adverse impact on currently performing commercial real estate loans. These factors could result in an increased incidence of loan defaults and, as a result, an increased level of nonperforming loans.

IMPAIRED LOANS

Management reviews loans on a case by case basis to determine which loans should be classified as impaired. If management believes there is a high probability of a loss of principal or interest, then such loans are determined to be impaired. At September 30, 1996, the recorded investment in loans for which impairment has been recognized in accordance with FASB Statement No. 114 totaled $1,437,000 compared to $3,728,000 at December 31, 1995. The corresponding allocated reserves for these loans was $299,000 for the period ended September 30, 1996. All of the impaired loans were classified as nonaccrual and secured by real estate at September 30, 1996, and accounted for by the lower of the fair value of the collateral (net of the $299,000 allocated reserves) or amortized loan value.

Impaired loans consisted of the following:

                                SEPTEMBER 30,  JUNE 30,  MARCH 31, DECEMBER 31,
                                    1996         1996       1996       1995
                                -------------  --------  --------  ------------
(IN THOUSANDS)
Real estate mortgage loans:
    Residential                     $   50      $   70     $  70      $  301
    Commercial                       1,319       1,345     1,181       3,427
Real estate construction loans          --          --        --          --
Commercial and industrial loans         --          --        --          --
Consumer and other loans                68          99        --          --
                                    ------      ------     -----      ------
                                    $1,437      $1,514    $1,251      $3,728
                                    ------      ------     -----      ------
                                    ------      ------     -----      ------


REAL ESTATE OWNED ("REO")

At September 30, 1996, REO consisted of 10 commercial and residential real estate properties equaling $943,000 and 5 repossessed assets equaling $96,000.

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

LIQUIDITY - COASTAL

Deposits totaled $118.0 million at September 30, 1996, a decrease of $7.6 million (or 6.07%) from the level of $125.7 million at December 31, 1995.

On April 26, 1996, the Bank consummated the sale of its Kezar Falls branch to Maine Bank & Trust Company. Included in the sale were all of the branch deposits totaling $9.9 million and certain of the furniture, fixtures and equipment of the branch. The Bank recognized a premium paid on the deposits of $403,000, which was offset by expenses relating to the sale of $37,000.

On April 20, 1996, the Bank implemented a new deposit program featuring seven new checking account products. The new program will entail increased expenditures in marketing and a new mix of deposit products, which the Bank believes will help to facilitate its efforts to increase its market share and its non-interest income and to decrease its cost of funds.

On October 24, 1996, the Federal Home Loan Bank ("FHLB") of Boston notified the Bank that all previously imposed borrowing restrictions resulting from the uncertainty of the cross guaranty claim had been lifted. Coastal is also approved by the Federal Reserve Bank of Boston to obtain liquidity from its "Discount Window" provided that assets are pledged to the Federal Reserve Bank's satisfaction.

LIQUIDITY - PARENT

On a parent company only ("parent") basis, the Company conducts no separate operations. Its business consists of the business of its banking subsidiary.
In addition to debt service relating to the Note in the principal amount of $4.0 million issued by the Company to a group of four Maine savings banks on July 24, 1996 as part of the Company's recapitalization plan, the Company's expenses consist primarily of Delaware franchise taxes associated with the Company's authorized capital stock, and certain legal and various other expenses. Expenses, including certain audit and professional fees, insurance and other expenses, are allocated between Coastal and the Company based upon the relative benefits derived. At September 30, 1996 the parent's assets (other than its investment in its subsidiary) consisted of $410,000 in cash.

Payment of dividends by the Company on its stock is subject to various restrictions. Among these restrictions is a requirement under Delaware corporate law that dividends may be paid by the Company out of its surplus or, in the event there is no surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

Additionally, as a condition to the approval by the Maine Bureau of Banking of the payment of the dividend in the amount of $3.2 million which was paid on July 24, 1996 by the Bank to the Company, the Maine Bureau of Banking required that the Company commit to the Maine Bureau of Banking that it would not pay cash dividends to its stockholders as long as the Company's debt to equity ratio is above 25% (on a parent company only basis) without the prior approval of the Maine Bureau of Banking. The Company's debt to equity ratio (on a parent company only basis) at September 30, 1996 equaled 48.75%.

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

The $4.0 million loan agreement closed at the time of the recapitalization contains certain terms, restrictions and covenants, including covenants restricting the amount of borrowings that may be incurred by the Company and the Bank, restrictions regarding the conditions under which cash dividends may be paid by the Company (including a prohibition of the payment of cash dividends to its stockholders as long as the Company's debt-to-equity ratio on a parent-only basis exceeds 30%), and a requirement that the Company and the Bank maintain certain minimum capital ratios.

On July 24, 1996, May 3, 1996, November 13, 1995 and November 30, 1994,
following the receipt of appropriate regulatory approvals, Coastal paid the Company cash dividends of $3.2 million, $200,000, $200,000 and $175,000, respectively.

CAPITAL - COASTAL

The table below sets forth the regulatory capital requirements and capital ratios for Coastal at September 30, 1996:




(DOLLARS IN THOUSANDS)
TIER 1 CAPITAL (LEVERAGE) TO TOTAL
 ASSETS RATIO (1)
    Qualifying capital                     $11,717
    Actual %                                  8.59%
    Minimum requirement %                     6.00%
    Average assets for third quarter      $136,382

TIER 1 CAPITAL TO RISK-WEIGHTED ASSETS
    Qualifying capital                     $11,717
    Actual %                                 13.32%
    Minimum requirement %                     4.00%

TOTAL CAPITAL TO RISK-WEIGHTED ASSETS
             (TIER 1 AND TIER 2)
    Qualifying capital                     $12,837
    Actual %                                 14.59%
    Minimum requirement %                     8.00%
    Gross risk-weighted assets             $87,972


------------------
(1) Calculated on an average quarterly basis

CAPITAL - COMPANY

The Federal Reserve capital adequacy guidelines apply on a consolidated basis to bank holding companies with consolidated assets of $150 million or more (See "Note A"). For bank holding companies which have less than $150 million in consolidated assets, as did the Company for each of the quarters ended September 30, 1995, December 31, 1995, March 31, 1996, June 30, 1996 and September 30,
1996, the guidelines are applied on a bank-only basis (as opposed to a consolidated basis) unless (i) the parent bank holding company is engaged in nonbank activity involving significant leverage or (ii) the parent company has a significant amount of debt that is held by the general public. The Federal Reserve capital adequacy guidelines provide that "debt held by the general public" is debt held by parties other than financial institutions, officers, directors, and controlling stockholders of the banking organization or their related interests. As a result, applied on a bank-only basis, the Company's ratios of tier 1 capital to total assets, tier 1 capital to risk-weighted assets, and qualifying total capital to risk-weighted assets of 8.59%, 13.32%, and 14.59%, respectively, at September 30, 1996 were in compliance with such guidelines. If the Company were required to calculate its ratios of tier 1 capital to total assets, tier 1 capital to risk-weighted assets, and qualifying total capital to risk-weighted assets on a consolidated basis, such ratios would be 5.95%, 9.4% and 10.67%, respectively, at September 30, 1996.

The Company suspended the payment of cash dividends to its stockholders in the fourth quarter of 1989 and has not paid any cash dividends to its stockholders since that time. See "Liquidity - Parent" for restrictions on dividends.


RESULTS OF OPERATIONS

NET INCOME(LOSS)

The net income for the three and nine months ended September 30, 1996 was $306,000 and $1,199,000, respectively, compared with net income of $293,000 and $732,000 for the same respective periods last year. The improvement in earnings for 1996 is primarily attributable to the consummation of the sale of the Company's Kezar Falls branch to Maine Bank & Trust Company, resulting in a net gain of $366,000, calculated by deducting $37,000 in expenses associated with the closing from the gross deposit premium received of $403,000. In addition, earnings were positively impacted by no provision for loan loss expense for the nine months ended September 30, 1996, as compared to $250,000 of provision expense for the same period last year and a $48,000 tax benefit relating to interest earned against a 1992 tax refund. Earnings for the nine months ended September 30, 1996 were further reduced by a decline in net interest income as compared to the nine months ended September 30, 1995.

NET INTEREST INCOME

Net interest income for the three and nine months ended September 30, 1996 was $1.4 million and $4.3 million, respectively, compared to $1.5 million and $4.4 million, respectively for the nine months ended September 30, 1995. An increase in interest expense related to the Note Payable, of $0.1 million for the nine months ended September 30, 1996, compared to the same respective period last year, represented a significant portion of the decrease in net interest income. The Company's net interest margin increased from 4.58% at September 30, 1995 to 4.69% at September 30, 1996.

PROVISION FOR LOAN LOSSES

There was no provision for loan loss expense for the nine months ended September 30, 1996, as compared to provision expense of $250,000 for the nine months ended September 30, 1995. This is attributable to several factors, including the essentially unchanged level of the Allowance, both in dollars ($2.7 million at September 30, 1996 and December 31, 1995) and as a percentage of total loans (2.81% at September 30, 1996 versus 2.65% at December 31, 1995), the decline in nonperforming loans during the nine month period, and management's review of the portfolio and its determination of the adequacy of the Allowance as of September 30, 1996.

The Company's policy is to fund the Allowance by charging operations in the form of provision for loan loss expense based on periodic evaluations of the loan portfolio and current economic trends (see "Note B Accounting Policies -- Allowance for Loan Losses" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Allowance for Loan Losses" ). The Company continues to hold a large concentration of commercial real estate loans. The ultimate collectibility of the Company's commercial real estate loan portfolio is particularly susceptible to changes in local real estate market conditions. Deterioration in the local economy or real estate market, or upward movement in interest rates, could have an adverse impact on the loan portfolio that could result in the need for increased provision for loan loss expense.

Management believes that the Allowance is adequate at September 30, 1996. However, future additions to the Allowance may be necessary based on changes in the financial condition of various borrowers, new information that becomes available relative to various borrowers and loan real estate collateral, as well as changes in local, regional or national economic conditions. In addition, various regulatory authorities, as an integral part of their examination process, periodically review the Company's Allowance. Such authorities may require the Company to recognize additional provision for loan loss expense based upon information available to them and their judgments at the time of their examination.

OTHER OPERATING INCOME

Other operating income for the three and nine months ended September 30, 1996 was $163,000 and $807,000, respectively, as compared to $128,000 and $436,000 for the same respective periods in 1995. In the second quarter of 1996 the Company realized a net gain of $366,000 from the sale of its Kezar Falls branch. For the three months ended September 30, 1996 deposit fee income increased by $30,000 primarily attributable to the new deposit program the Bank implemented in April of 1996.

OTHER OPERATING EXPENSES

Other operating expenses for the three and nine months ended September 30, 1996 was $1.3 million and $3.9 million, respectively, as compared to $1.2 million and $3.9 million for the same respective periods in 1995. Although other operating expenses remained relatively unchanged for the three and nine months ended September 30, 1996 compared to the same respective periods last year, the Company incurred approximately $181,000 for the nine months ended September 30, 1996 in marketing expenses associated with its new deposit program which was implemented in April, 1996. Management believes that this new deposit program will continue to result in an increase in the other operating expense category (primarily marketing related expenses) as a result of the Bank's efforts to increase its market share of consumer checking account deposits. Additionally, the Company expects overall expenses to decline by approximately $274,000 on an annualized basis resulting from two items: (i) the sale of the Kezar Falls branch in April of 1996 is expected to reduce occupancy and other expenses by approximately $74,000 annualized, and (ii) the computer conversion which was completed in August, 1996 is expected to result in expense reductions of approximately $200,000 annually. Additionally, for the quarter ended September 30, 1996, the Company's net cost of operation of real estate owned and repossessions reflects a $43,000 recovery of certain previously expensed legal expenses.

PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

    As of September 30, 1996, there were various claims and lawsuits pending against the Company incidental to the ordinary course of business. In the opinion of management, after consultation with legal counsel, resolution of these matters is not expected to have a material effect on the Company's consolidated financial position or results of operations.

ITEM 2.  CHANGES IN SECURITIES.

    On June 11, 1996 the Company filed an amendment to its Restated Certificate of Incorporation to provide for a three-year restriction on certain acquisitions and offers to acquire 5% or more of the voting stock of the Company in order to reduce the likelihood that there will be a reduction in the amount of the Company's net operating loss carryforward for federal tax purposes by reason of an "ownership change" (as defined in Section 382 of the Internal Revenue Code of 1986, as amended). See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity - Parent" for information relating to restrictions on the payment of dividends by the Company, which information is incorporated herein by reference.

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

    3.1(ii)   Amended and Restated Bylaws (filed as Exhibit 3.1(ii) to 1995
    Form 10-K, and incorporated herein by reference).

    10.1 First Coastal Corporation Director's Deferred Compensation Plan (filed as Exhibit 10.13 to Annual Report on Form 10-K for the year ended December 31, 1993, File No. 0-14087, and incorporated herein by reference).

    10.2 Agreement for Data Processing Services, dated February 28, 1996, between Coastal Savings Bank and Data Dimensions Inc. (filed as Exhibit
    10.12 to 1995 Form 10-K, and incorporated herein by reference).

    10.3 First Coastal Corporation 1996 Stock Option and Equity Incentive Plan (filed as Exhibit 10.13 to 1995 Form 10-K/A, and incorporated herein by reference).

    10.4 Loan Agreement, dated as of July 24, 1996, among First Coastal Corporation and Androscoggin Savings Bank, Bangor Savings Bank, Machias Savings Bank and Norway Savings Bank (collectively, the "Lenders") and Machias Savings Bank, as agent (filed as Exhibit 10.9 to Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1996 ("June 1996 Form 10-Q"), and incorporated herein by reference).

    10.5 Stock Pledge Agreement, dated as of July 24, 1996, between First Coastal Corporation and Machias Savings Bank, for itself and as agent for the Lenders (filed as Exhibit 10.10 to June 1996 Form 10-Q, and incorporated herein by reference).

    10.6 Promissory Note, dated July 24, 1996, by First Coastal Corporation for the benefit of Androscoggin Savings Bank (filed as Exhibit 10.11 to June 1996 Form 10-Q, and incorporated herein by reference).

    10.7 Promissory Note, dated July 24, 1996, by First Coastal Corporation for the benefit of Bangor Savings Bank (filed as Exhibit 10.12 to June 1996 Form 10-Q, and incorporated herein by reference).

    10.8 Promissory Note, dated July 24, 1996, by First Coastal Corporation for the benefit of Machias Savings Bank (filed as Exhibit 10.13 to June 1996 Form 10-Q, and incorporated herein by reference).

    10.9 Promissory Note, dated July 24, 1996, by First Coastal Corporation for the benefit of Norway Savings Bank (filed as Exhibit 10.14 to June 1996 Form 10-Q, and incorporated herein by reference).

    10.10 Employment Agreement, dated as of July 31, 1996, among Coastal Savings Bank, First Coastal Corporation and Dennis D. Byrd (filed as
    Exhibit 10.15 to June 1996 Form 10-Q, and incorporated herein by reference).

    10.11 Employment Agreement, dated as of July 31, 1996, among Coastal Savings Bank, First Coastal Corporation and Gregory T. Caswell (filed as
    Exhibit 10.16 to June 1996 Form 10-Q, and incorporated herein by reference).

    27   Financial Data Schedule

(b) Reports on Form 8-K

    (i) The Company filed a Report on Form 8-K on August 1, 1996, stating that its recapitalization plan was completed effective July 24, 1996, whereby the Company repaid in full its obligation to the Federal Deposit Insurance Corporation in the amount of $9.75 million ($9.0 million principal plus accrued interest). The funds utilized to repay the obligation came from (i) the sale of 750,000 shares of the Company's common stock at $5.00 per share by means of a registered public offering, (ii) the dividend of $3.2 million from the Bank to the Company, and (ii) the borrowing of $4.0 million from a group of four Maine savings banks, secured by the pledge by the Company of 100% of the outstanding common stock of the Bank.

         The stock offering resulted in the increase in the number of outstanding shares to 1,357,861. The Company's common stock commenced trading on July 25, 1996 on The Nasdaq SmallCap Market under the symbol "FCME".

                              FIRST COASTAL CORPORATION


                                      SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 FIRST COASTAL CORPORATION


Date: November 14, 1996           By:  /s/ Gregory T. Caswell
                                      -------------------------
                                      Gregory T. Caswell
                                      President and Chief
                                        Executive Officer


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: November 14, 1996           By:  /s/ Gregory T. Caswell
                                     ------------------------------
                                     Gregory T. Caswell
                                     President and Chief
                                       Executive Officer
                                     (Principal Executive Officer)


Date: November 14, 1996           By:  /s/ Dennis D. Byrd
                                     -------------------------------
                                     Dennis D. Byrd
                                     Treasurer
                                     (Principal Financial and Accounting
                                       Officer)