Form 10-K
period 1996-12-31
FIRST COASTAL CORP
filed 1997-03-31
CIK 802763

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

        (MARK ONE)
            (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996
                                       OR
            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________  to __________

                        Commission file number  0-14087

                           FIRST COASTAL CORPORATION
             -----------------------------------------------------
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

     Based upon the closing price of the registrant's common stock as of March 25, 1997, the aggregate market value of the common stock held by nonaffiliates was $12,963,707.

     As of the close of business on March 25, 1997, 1,357,861, shares of the registrant's common stock, par value $1.00 per share, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 1996 are incorporated by reference in Part II.

     Portions of the definitive proxy statement for the annual meeting of stockholders to be held May 21, 1997, which the registrant intends to file no later than 120 days after December 31, 1996 are incorporated by reference in
Part III.

                                    PART I

ITEM 1. BUSINESS.

GENERAL

FIRST COASTAL CORPORATION

First Coastal Corporation, a Delaware corporation (the "Company"), is a bank holding company whose sole operating subsidiary is Coastal Savings Bank, a Maine-chartered stock savings bank ("Coastal" or the "Bank"). The Company was organized in January 1987 for the purpose of becoming the parent holding company of Suffield Bank following Suffield Bank's conversion from mutual to stock form. The Company acquired Coastal Bancorp, a Maine corporation ("Bancorp"), which was the bank holding company of Coastal, on April 1, 1987. On September 6, 1991, Suffield Bank was placed in receivership by the Connecticut Department of Banking, leaving the Bank as the Company's sole operating subsidiary. On July 26, 1994, Bancorp was dissolved, and the Bank became a direct wholly-owned subsidiary of the Company.

COASTAL SAVINGS BANK

The Bank was formed in 1981 as a Maine-chartered savings bank through the consolidation of Brunswick Savings Institution and York County Savings Bank, which were organized in 1858 and 1860, respectively. On July 11, 1984, the Bank completed its conversion from mutual form to a Maine stock savings bank.

The Bank had total assets of approximately $148 million at December 31, 1996. The region served by the Bank includes the communities of Brunswick, Freeport, Kennebunk, Saco, Topsham and Westbrook, Maine. The Bank operated seven banking offices as of December 31, 1996.

The principal business of the Bank consists of attracting deposits from the general public and originating residential real estate, construction, consumer, commercial and commercial real estate loans and investment securities. Deposits at the Bank are federally insured up to the limits provided by law by the Bank Insurance Fund ("BIF"), which is administered by the Federal Deposit Insurance Corporation ("FDIC").

The principal executive offices of the Company and the Bank are located at 36 Thomas Drive, Westbrook, Maine 04092; telephone (207) 774-5000.


CERTAIN REGULATORY MATTERS

SATISFACTION OF THE CROSS GUARANTY SETTLEMENT OBLIGATION TO FDIC

On July 24, 1996, the Company completed its recapitalization plan pursuant to which the Company satisfied in full its obligation to the FDIC arising from the January 1995 settlement of the FDIC cross guaranty claim against the Bank. The cross guaranty claim was the result of the September 1991 failure of Suffield Bank. As part of the settlement, the Company issued to the FDIC a non-recourse promissory note in the principal amount of $9.0 million (the "FDIC Note"), secured by the Company's pledge of 100% of the outstanding common stock of the Bank. In 1994, the Company incurred a $9.0 million extraordinary charge to earnings resulting from the issuance of the FDIC Note. Principal and interest under the FDIC Note were deferred until its maturity date, January 31, 1997.
The funds used to repay the FDIC Note were derived from (i) the sale of 750,000 shares of the Company's common stock at $5.00 per share pursuant to a registered public offering; (ii) a dividend of $3.2 million from the

Bank to the Company; and (iii) the borrowing of $4.0 million from a group of four Maine savings banks (the "Savings Banks"), secured by the pledge by the Company of 100% of the outstanding common stock of the Bank. For further information see "Note I --Borrowings" in the Company's 1996 Annual Report to Stockholders.

TERMINATION OF THE MEMORANDUM OF UNDERSTANDING

On September 9, 1996 and September 16, 1996, the Company was notified by the Superintendent of the Maine Bureau of Banking and the Regional Director of the Boston Regional Office of the FDIC, respectively, that the Memorandum of Understanding previously entered into among the FDIC, the Maine Bureau of Banking and the Bank on November 22, 1994 (the "Memorandum of Understanding") was terminated.

REGULATORY CAPITAL REQUIREMENTS

Under applicable federal regulations, the Company and Coastal are each required to maintain minimum levels of regulatory capital. The Board of Governors of the Federal Reserve System (the "Federal Reserve") has adopted a leverage-based capital requirement for bank holding companies with a composite rating of 1 under the bank holding company rating system of a minimum level of tier 1 capital to total assets of 3.0%. All other bank holding companies or bank subsidiaries of bank holding companies are required to maintain a minimum ratio of tier 1 capital to total assets of 4.0% to 5.0%. Under the Federal Reserve's risk-based capital guidelines, bank holding companies or banks also are required to maintain a minimum ratio of tier 1 capital to risk-weighted assets of 4.0% and a minimum ratio of qualifying total capital to risk-weighted assets of 8.0%. The guidelines apply on a consolidated basis to bank holding companies with consolidated assets of $150 million or more. For bank holding companies which have less than $150 million in consolidated assets, such as the Company, the guidelines are applied on a bank-only basis (as opposed to a consolidated basis) unless (i) the parent bank holding company is engaged in nonbank activity involving significant leverage or (ii) the parent company has a significant amount of debt that is held by the general public. The Federal Reserve capital adequacy guidelines provide that "debt held by the general public" is debt held by parties other than financial institutions, officers, directors, and controlling stockholders of the banking organization or their related interests. As a result, applied on a bank-only basis, the Company's ratios of tier 1 capital to total assets, tier 1 capital to risk-weighted assets, and qualifying total capital to risk-weighted assets of 9.28%, 14.31%, and 15.60%, respectively, at December 31, 1996 were in compliance with such guidelines. If the Company were required to calculate its ratios of tier 1 capital to total assets, tier 1 capital to risk-weighted assets, and qualifying total capital to risk-weighted assets on a consolidated basis, such ratios would be 6.62%, 10.21% and 11.54%, respectively.

The FDIC has also adopted minimum capital requirements as regulations for state non-member banks such as the Bank. Under the minimum leverage capital requirement, insured state non-member banks must maintain a Tier 1 capital to total assets ratio of at least 3% to 5% depending on the CAMELS rating of the bank. At December 31, 1996, the Bank had a Tier 1 capital to total assets ratio of 9.28%. In addition, under such regulations insured non-member banks must maintain a minimum ratio of qualifying total capital to risk-weighted assets of 8.0%, including a minimum ratio of Tier 1 capital to risk-weighted assets of 4.0%. At December 31, 1996, the Bank had a ratio of Tier 1 capital to risk-weighted assets of 14.31% and a ratio of qualifying total capital to risk-weighted assets of 15.60%.

LENDING ACTIVITIES

LOAN PORTFOLIO COMPOSITION

The following table sets forth the composition of the Company's loan portfolio at the dates indicated:

                                                       December 31,
                                   ----------------------------------------------------
(in thousands)                       1996      1995       1994       1993       1992
---------------                    --------  ---------  ---------  ---------  ---------

Real estate mortgage loans:
  Residential                      $30,981   $ 30,966   $ 33,158   $ 39,771   $ 51,898
  Commercial                        48,456     50,797     57,997     61,953     65,567
Real estate construction loans         769          -          -        429        669
Commercial and industrial loans      3,059      2,524      2,510      3,013      3,703
Consumer and other loans            15,281     16,263     15,991     18,305     22,208
                                   -------   --------   --------   --------   --------
Total loans                        $98,546   $100,550   $109,656   $123,471   $144,045
                                   =======   ========   ========   ========   ========

Ratios of loans to:
  Deposits                              86%        80%        84%        88%        92%
  Assets                                67%        69%        71%        72%        76%


The Bank's loan growth has been limited as a result of several factors. Beginning in the late 1980's, adverse real estate market conditions and a rising interest rate environment in New England limited demand for new loans in the Bank's market area. At approximately this same time the Bank began to experience significant asset quality problems and significant operating losses, resulting in a curtailment in loan volume as management sought to address these problems. The Bank's ability to grow was further limited due to capital restraints imposed by the FDIC and the Maine Bureau of Banking under the Order to Cease and Desist entered into on January 23, 1992 (the "Order") (the Order was terminated on December 8, 1994 and replaced by the Memorandum of Understanding, which was terminated in September 1996). One requirement of the Order was that the Bank improve its Tier 1 capital to total assets ratio from the December 31, 1991 level of 4.42% to 6.0% by December 31, 1993 (Tier 1 capital to total assets ratio equaled 6.24% at December 31, 1993). This requirement caused management to effect a strategy of selective balance sheet shrinkage, including a reduction in loan originations. The uncertainties with regard to the Bank's prospects and the likelihood it could successfully address its core operating problems, including its asset quality problems, the pre-settlement uncertainties arising from the FDIC cross guaranty claim and the post-settlement uncertainty as to finding a means for repaying the FDIC Note further contributed to the decrease in the size of the Bank's loan portfolio due to borrower concern as to the Bank's future. The Bank's ability to originate commercial and industrial and commercial real estate loans was particularly impacted by borrower uncertainties with regard to the Bank's future until the Company's recapitalization. In addition, management's focus on the Bank's asset quality problems, the cross guaranty claim and post-settlement recapitalization plan took away from its ability to devote all efforts and resources to loan growth until the recapitalization was completed.

The Bank began expanding its residential and consumer lending capabilities during late 1995 and throughout 1996. In addition, the combination of continued improvement in overall asset quality and the completion of the Company's recapitalization plan have been beneficial to the Bank's loan origination activities. The completion of the recapitalization also has allowed the Bank to focus additional efforts on increasing its loan origination activities and pursuing a strategy of managed growth, with a particular focus on residential mortgage, commercial and industrial, and consumer loans.

During the first quarter of 1996, the Company experienced a significant reduction ($4.5 million) in loan outstandings resulting primarily from the prepayment of loans in advance of their scheduled maturity dates. However, from March 31, 1996 to December 31, 1996 the Company's loan outstandings increased $2.5 million.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Loans" in the Company's 1996 Annual Report to Stockholders.

The following table sets forth the maturities of the loan portfolio by loan type as of December 31, 1996:

                                                  After One
                                       Within    But Within    After
(in thousands)                        One Year   Five Years  Five Years   Total
---------------                      ----------  ----------  ----------  -------
Real estate mortgage loans:
  Residential loans                     $    81     $   831     $30,069  $30,981
  Commercial loans                        7,188      25,096      16,172   48,456
Real estate construction loans              769           -           -      769
Commercial and industrial loans           1,303       1,232         524    3,059
Consumer and other loans                    158       1,453      13,670   15,281
                                        -------     -------     -------  -------
Total loans                             $ 9,499     $28,612     $60,435  $98,546
                                        =======     =======     =======  =======

Loans maturing after
  one year with:
Fixed interest rate                                 $ 9,200     $17,437  $26,637
Variable/adjustable interest rate                    19,412      42,998   62,410
                                                    -------     -------  -------
                                                    $28,612     $60,435  $89,047
                                                    =======     =======  =======

LOAN ORIGINATIONS

Residential mortgage loans originated by the Bank are primarily secured by property located within its existing market area in Maine. The Bank is an active residential mortgage lender. A significant percentage of loans originated are 1-4 family residential real estate loans, the majority of which are sold in the secondary market on a servicing-retained basis. Most of the Bank's residential loans are originated using the Federal National Mortgage Association ("FNMA") underwriting guidelines.

In 1995, the Bank commenced an effort to substantially improve the overall effectiveness of its branch system, including its ability to originate residential and consumer loans. Five branches have been re-staffed to support these efforts. The Bank's residential and consumer loan originations have increased since mid-1995, as set forth below, and most of these loans were originated through the branch system as opposed to the prior origination strategy which relied heavily upon commission based mortgage origination. While the Bank intends to continue its focus on growth in residential and consumer lending in 1997, the level of such lending will depend upon a number of factors, including the level of interest rates, general economic conditions and overall profitability of these loans.

                        For the Year Ended December 31,
                        -------------------------------
(in thousands)               1996     1995    1994
--------------          -------------------------------
Originations/(1)/:
 Residential real estate    $15,581  $4,168  $4,721
 Consumer                     4,249   2,388   1,816
                            -------  ------  ------
   Total                    $19,830  $6,556  $6,537
                            =======  ======  ======

/(1)/ Includes refinancing of existing portfolio and off balance sheet serviced loans.

The continued improvement in overall asset quality, along with the completion of the July 1996 recapitalization have resulted in the Bank being able to devote more resources towards the generation of new commercial loans. As a result, management anticipates an increase in 1997 in the level of commercial loan originations, which includes commercial and industrial loans and commercial real estate loans.

The commercial real estate mortgage portfolio of approximately $48.5 million at December 31, 1996, as compared to $50.8 million at December 31, 1995, includes loans secured by apartment buildings, mixed use commercial buildings, office buildings and other income-producing properties. Substantially all of these loans are secured by mortgages on properties located in Maine. The maturities are set forth in the above table.

At December 31, 1996 and 1995, commercial and industrial loans totaled $3.1 million and $2.5 million, respectively. The Bank makes commercial and industrial loans secured by equipment and other corporate or personal assets, including accounts receivable, inventory, marketable securities and real estate. The terms and maturities of commercial loans are negotiated with the borrower, but generally the loans mature in seven years or less and bear interest at a fixed or adjustable rate.

Consumer loans originated by the Bank primarily include automobile, mobile home and boat loans, home improvement loans, loans secured by deposits, lines of credit secured by residential real estate and credit card agreements, subject to applicable provisions of Maine law and regulations, and student loans under the Maine Guaranteed Student Loan Program. The interest on student loans is partially subsidized, and a minimum of 98% of each loan is guaranteed by the federal government. As of December 31, 1996, the Bank had approximately $15.3 million in consumer loans, compared to $16.3 million as of December 31, 1995. All consumer loans originated are reviewed for creditworthiness, adequacy of collateral and the borrowers' ability to repay.

For information on Allowance for Loan Losses and Nonperforming Assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1996 Annual Report to Stockholders.

SECONDARY MARKET ACTIVITY

The Bank is active in secondary market transactions primarily through the sale of long-term, fixed-rate residential mortgage loans that it originates. The sale of these loans is intended to improve the interest rate sensitivity of the Bank's assets (consistent with the Bank's asset/liability policy), generate future fee income and provide additional funds for lending and liquidity. The Bank seeks to originate longer term fixed-rate mortgages only when commitments to sell these mortgages can readily be obtained. Due to interest rate fluctuations and the timing between the commitment to the borrower and the closing and subsequent sale of the loan in the secondary market, such sales will be made at a premium or discount (depending on the current interest rate environment) and will result in realized gains or losses to the Bank on the transaction.

The Bank is an approved seller and servicer by and for FNMA and the Maine State Housing Authority. At December 31, 1996 and December 31, 1995, the Bank was servicing loans which were owned by others of $50.5 million and $53.7 million, respectively.

INVESTMENT ACTIVITIES

The Company's investment portfolio is managed in accordance with a written investment policy adopted by the Board of Directors and reviewed on an annual basis. Under this policy, and in accordance with applicable provisions of the Bank Holding Company Act of 1956, as amended (the "BHCA"), without the prior approval of the Federal Reserve Bank of Boston and the Board of Directors, the Company is prohibited from directly or indirectly purchasing shares of any company if such purchase would cause the Company's direct or indirect ownership to equal or exceed 5% of such company's outstanding shares. The Company's investment policy provides that all investment purchases of equity securities initiated by the Bank must receive the advance approval of the Board's Investment Committee. The Bank generally is prohibited by the Federal Deposit Insurance Act from acquiring or retaining, directly or indirectly, any equity investment of a type or in an amount that is not permissable for a national bank. The Company's investment portfolio is comprised primarily of U.S. government and agency obligations and equity securities. For a summary of investments, see Item 8, "Financial Statements and Supplementary Data -- Notes A and D."


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

DEPOSITS

The Bank has a wide variety of deposit programs designed to attract both short-term and long-term deposits from the general public, primarily from consumers and businesses. These programs include interest bearing and non-interest bearing checking accounts, savings accounts, certificates of deposit, jumbo certificates of deposit and individual retirement accounts. Deposits at the Bank are federally insured up to the limits provided by law by the BIF, which is administered by the FDIC.

The Bank's deposit growth has been limited in large part by the same factors discussed under "Lending Activities" above, including the Bank's prior strategy of selectively shrinking the balance sheet. The following table sets forth the Company's deposit balances at the dates indicated:

                                                         December 31,
                                       ------------------------------------------------
(in thousands)                           1996      1995      1994      1993      1992
--------------                         --------  --------  --------  --------  --------

Noninterest bearing demand deposits    $  5,790  $  5,128  $  5,425  $  5,871  $  7,217
Interest bearing demand deposits         15,090    15,741    17,300    18,470    18,813
Savings and escrow deposits              36,445    42,020    48,205    53,655    55,581
Time deposits                            57,760    62,776    59,107    62,591    74,707
                                       --------  --------  --------  --------  --------
   Total                               $115,085  $125,665  $130,037  $140,587  $156,318
                                       ========  ========  ========  ========  ========


In April 1996, the Bank sold its Kezar Falls branch to Maine Bank & Trust Company. Included in the sale were all of the branch deposits totaling $9.9 million.

The mix of the Bank's deposits has varied from year to year, with higher cost time deposits increasing in 1995 and 1996 as a percentage of the Bank's total deposits. This trend is largely reflective of an industry-wide trend, reflecting the continuing impact of deregulation on the banking industry, as well as increased competition for funds from nonbank competitors, including money market and stock mutual funds.

At December 31, 1996, 1995 and 1994, Coastal's deposits consisted of the following:

                                                                                  December 31,
                                                               ---------------------------------------------------------------
                                                                         1996              1995               1994
                                                               ---------------------------------------------------------------
                                                                Average    Average    Average    Average    Average    Average
(dollars in thousands)                                           Amount      Rate      Amount      Rate      Amount      Rate
----------------------                                         ----------------------------------------------------------------

Noninterest bearing demand deposits                             $  5,323        -    $  4,973        -    $  5,798         -
Interest bearing demand deposits                                  14,302     2.22%     15,958     2.24%     17,749      2.27%
Savings deposits                                                  39,128     2.76      44,201     2.91      51,162      2.74
Time deposits                                                     60,428     5.51      61,344     5.43      60,930      4.60
                                                                --------              -------             --------
     Total                                                      $119,181             $126,476             $135,639
                                                                ========             ========             ========

At December 31, 1996, jumbo certificates of deposit maturities and weighted average interest rates were as follows:



                                                                 Balance              Weighted Average
Maturities (in months)                                     (in thousands)              Interest Rate
----------------------                                     --------------              -------------
3 months or less                                                $  1,262                      5.61%
over 3 - 6                                                           300                      5.81
over 6 - 12                                                          318                      5.64
over 12                                                              306                      5.41
                                                                --------
    Total                                                       $  2,186                      5.61%
                                                                ========

As of December 31, 1996, Coastal had no brokered deposits.

BORROWINGS

The following table sets forth the amount of the Company's borrowed funds for the years ended December 31, 1996, 1995 and 1994:

                                          December 31,
                                    -------------------------
(in thousands)                       1996     1995     1994
--------------                      -------  -------  -------

FHLB advances                       $15,000  $ 6,000  $12,612
Savings Bank Notes                    4,000        -        -
FDIC Note                                 -    9,000    9,000
                                    -------  -------  -------
                                    $19,000  $15,000  $21,612
                                    =======  =======  =======

The following table sets forth information regarding the weighted average interest expense at December 31 and the highest month end balances of the Bank's total borrowings:


(in thousands)                              1996      1995      1994
--------------                            --------  --------  --------

Weighted average interest expenses of
   total borrowings                         6.64%     5.37%     7.28%
Highest month end balance of
   total borrowings                      $19,000   $10,412   $18,108


The Bank also has been approved by the Federal Reserve Bank of Boston to obtain liquidity from its discount window. No funds have been, or are currently anticipated to be, obtained from this source.

The Bank estimates that it has approximately $38.2 million ($26.0 million with the FHLB and $12.2 million with the Federal Reserve Bank of Boston) in additional short-term borrowing capacity as of December 31, 1996. This amount fluctuates based on qualified collateral.

FEDERAL HOME LOAN BANK

The Bank uses FHLB advances to expand its lending and investment activities and to enhance the Bank's mix of rate-sensitive assets and liabilities, e.g., to extend maturities or to improve liquidity.

At December 31, 1996, the Bank had outstanding $15.0 million in borrowings with a weighted average interest rate of 6.0% from the FHLB of Boston, maturing as follows:

                       Amount Maturing
Due Date                 (in thousands)   Interest Rate
---------              -----------------  --------------

July 1997                     $2,000            6.06%
January 1998                   2,000            5.92
March 1998                     2,000            5.32
November 2001                  5,000            6.25
November 2001                  4,000            6.05
                             -------
                             $15,000
                             =======

SAVINGS BANK NOTES

On July 24, 1996, the Company borrowed $4.0 million and issued promissory notes in the aggregate principal amount of $4.0 million (the "Savings Bank Notes") to the Savings Banks as part of the Company's recapitalization plan, pursuant to which the Company repaid in full the FDIC Note. The Savings Bank Notes bear interest at 10.85% annually, payable quarterly. Beginning June 30, 1998, and semi-annually thereafter, principal payments of $200,000 are required. At the time the Savings Bank Notes mature on December 31, 2001, the unpaid balance of the Savings Bank Notes, based on the scheduled amortization, will be $2,400,000. The Savings Bank Notes are secured by a pledge by the Company of 100% of the common stock of the Bank pursuant to a stock pledge agreement between the Company and the Savings Banks.

For additional information on Borrowings, see "Note I -- Borrowings" in the Company's 1996 Annual Report to Stockholders.


EMPLOYEES

As of December 31, 1996, the Company and its subsidiary had 67 full-time equivalent employees.

COMPETITION

The Bank is a full service savings bank with seven banking offices in the southern Maine communities of Brunswick, Freeport, Kennebunk, Saco, Topsham and Westbrook. Competition among financial institutions in the Bank's market area is intense and the Bank competes in obtaining funds and in making loans with other state and national banks, savings and loan associations, consumer financial companies, credit unions and other financial institutions which have far greater financial resources than those available to the Bank. The Bank also faces competition for deposits from money market funds and other securities funds offered by brokerage firms and other similar financial institutions. Competition among financial institutions is based upon interest rates and other credit and service charges, the quality of services rendered, the convenience of banking facilities and in the case of loans to larger commercial borrowers, relative lending limits.


REGULATION

FEDERAL BANK HOLDING COMPANY REGULATION

The Company is a bank holding company within the meaning of the BHCA. The Company is required to file periodic reports and other information with the Federal Reserve. The Federal Reserve may also conduct examinations of the Company and the Bank.

Federal Reserve approval is required for any action that causes a bank or other company to become a bank holding company and for any action that causes a bank to become a subsidiary of a bank holding company. Federal Reserve approval must be obtained prior to a bank holding company acquiring direct or indirect ownership or control of any voting shares of any bank if, after such acquisition, the bank holding company will own or control directly or indirectly more than 5% of the voting stock of such bank unless it already owns a majority of the voting stock of such bank. Federal Reserve approval also must be obtained before a bank holding company acquires all or substantially all of the assets of a bank or merges or consolidates with another bank holding company.

A bank holding company generally is prohibited from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank or bank holding company, and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or furnishing services to its subsidiaries. A bank holding company may, however, subject to the approval of the Federal Reserve, engage in, or acquire shares of companies engaged in, activities that are deemed by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Legislation enacted in 1996 streamlined certain applications to the Federal Reserve for approval to engage in nonbanking activities that are set forth in the rules and regulations of the Federal Reserve, provided that the holding company is well-capitalized, well-managed, and meets certain other criteria specified in the legislation, as implemented by regulations recently promulgated by the Federal Reserve. In order to qualify as a well-capitalized bank holding company, its lead depository institution must be well-capitalized under the standards set forth under the Prompt Corrective Action Act and well-capitalized institutions also must control at least 80% of the total risk-weighted assets held by the bank holding company. In order to qualify as well-managed, no institution controlled by the bank holding company can receive the two lowest composite examination ratings as of their most recent examination. Currently, the Company qualifies as well-capitalized and well-managed. At this time, however, the Company has no plans to engage in any new nonbanking activities.

Under the Change in Bank Control Act, natural persons who intend to acquire control of a bank holding company, acting directly or indirectly, or through or in concert with one or more persons, generally must give 60 days prior written notice to the Federal Reserve. "Control" exists when an acquiring party directly or indirectly has voting control of at least 25% of the bank holding company's voting securities or the power to direct the management or policies of the company. Under Federal Reserve regulations, a rebuttable presumption of control arises with respect to an acquisition where, after the transaction, the acquiring party has ownership, control or the power to vote at least 10% (but less than 25%) of any class of a company's voting securities if (i) the company has securities registered under Section 12 of the Securities Exchange Act of 1934 or (ii) immediately after the transaction no other person will own a greater proportion of that class of voting securities. The Federal Reserve may disapprove a proposed acquisition of control by a natural person on certain specified grounds.

As a bank holding company, the Company is subject to capital adequacy guidelines of the Federal Reserve. The guidelines apply on a consolidated basis to bank holding companies with consolidated assets of $150 million or more. For bank holding companies which have less than $150 million in consolidated assets, such as the Company, the guidelines are applied on a bank-only basis (as opposed to a consolidated basis) unless (i) the parent bank holding company is engaged in nonbank activity involving significant leverage or (ii) the parent company has a significant amount of debt that is held by the general public. The Federal Reserve capital adequacy guidelines provide that "debt held by the general public" is debt held by parties other than financial institutions, officers, directors, and controlling stockholders of the banking organization or their related interests.

Under current Federal Reserve capital adequacy guidelines, bank holding companies generally must maintain a ratio of tier 1 capital to total assets of 4.0% to 5.0%. The minimum ratio is 3.0% for the most highly rated bank holding companies or banks. The Federal Reserve's capital adequacy guidelines also require bank holding companies to maintain a minimum ratio of qualifying total capital to risk-weighted assets of 8.0%, including a minimum ratio of tier 1 capital to risk-weighted assets of 4.0%. On a bank-only basis, the Company's ratios of tier 1 capital to total assets, tier 1 capital to risk-weighted assets, and qualifying total capital to risk-weighted assets of 9.28%, 14.31%, and 15.60%, respectively, at December 31, 1996 were in compliance with such guidelines.

A bank holding company's ability to pay dividends to its stockholders and expand its line of business through the acquisition of new banking subsidiaries can be restricted if its capital falls below levels established by the Federal Reserve's guidelines. In addition, any bank holding company whose capital falls below levels specified in the guidelines can be required to implement a plan to increase capital.

The Federal Reserve is empowered to initiate cease and desist proceedings and other supervisory actions for violations of the BHCA, or its regulations, orders or notices issued thereunder. Under Federal Reserve regulations, banks and bank holding companies which do not meet minimum capital adequacy guidelines are considered to be undercapitalized and are required to submit an acceptable plan for achieving capital adequacy.

MAINE BANK HOLDING COMPANY REGULATION

Maine state law also regulates bank holding companies. The state law is designed to conform with the registration, application and reporting requirements of the Federal Reserve to the maximum extent feasible. As a holding company, the Company must register with the Maine Superintendent of Banking (the "Superintendent"), and must notify the Superintendent whenever any person or company directly or indirectly acquires control of 5% or more of the Company's stock or whenever there is a "material" change in the ownership of the Company. If 5% or more of the stock in the Company or the Bank is to be acquired by a financial institution or by a financial institution holding company, the Superintendent must approve such an acquisition. Similarly, other transactions require advance approval by the Superintendent including, among other things, the acquisition of control of the Company or the Bank, the acquisition by the Company or the Bank of 5% or more of the stock of another financial institution and the engagement of the Company, Bank or a subsidiary thereof in an activity closely related to banking.

Maine law permits interstate branching in accordance with the provisions of federal law. Maine law also permits the establishment of de novo branches in Maine by out-of-state financial institutions on a reciprocal basis. Such provisions create enhanced competition for the Bank.

BANK REGULATION

As a BIF-insured savings bank, the Bank is subject to regulation, supervision and examination by the FDIC. The Bank also is subject to regulation, supervision and examination by the Maine Bureau of Banking.

The Maine Bureau of Banking, under the Superintendent, administers the Maine statutes which regulate the Bank's internal organization as well as its deposit, lending and investment activities. The Maine Bureau of Banking must approve any changes in the Bank's articles of incorporation, bylaws, branch offices and major transactions. Maine law also governs the Bank's ability to engage in real estate investments and investments in securities, subject to compliance with applicable provisions of federal law. The Maine Bureau of Banking conducts periodic examinations of the Bank as part of its supervision. Maine law requires the Bank to maintain capital levels in accordance with rules adopted by the Superintendent. Such capital requirements can be no less stringent than the capital requirements imposed by federal banking regulators on federally chartered institutions. If the Bank's capital becomes impaired, the Superintendent may order the Bank's Board of Directors to take the necessary steps to restore the deficiency.

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

Under the guidelines, an institution not meeting one or more of the safety and soundness guidelines is required to file a compliance plan with the FDIC. In the event that an institution, such as the Bank, were to fail to submit an acceptable compliance plan or fail in any material respect to implement an accepted compliance plan within the time allowed by the FDIC, the institution would be required to correct the deficiency and the appropriate federal agency would also be authorized to: (i) restrict asset growth; (ii) require the institution to increase its ratio of tangible equity to assets; (iii) restrict the rates of interest that the institution may pay; or (iv) take any other action that would better carry out the purpose of the corrective action. The Bank believes it was in compliance with all such safety and soundness guidelines as of December 31, 1996.

The FDIC, in conjunction with the Superintendent, periodically conducts examinations of insured institutions and, based upon evaluations, may require a revaluation of assets of an insured institution and may require the establishment of specific reserves in amounts equal to the difference between such revaluation and the book value of the assets.

The FDIC also has adopted minimum capital regulations for insured state nonmember banks. Although there are some differences between the capital adequacy guidelines adopted by the Federal Reserve with respect to the Company and the FDIC with respect to the Bank, the primary elements of each are generally identical. Under the minimum leverage-based capital requirement adopted by the FDIC, insured state nonmember banks must maintain a ratio of Tier 1 capital to total assets of at least 3% to 5% depending on the Bank's CAMELS rating. Under such regulations, state nonmember banks must maintain a minimum ratio of qualifying total capital to risk-weighted assets of 8.0%, including a minimum ratio of Tier 1 capital to risk-weighted assets of 4.0%. At December 31, 1996, the Bank had a ratio of qualifying total capital to risk-weighted assets of 15.60% and a ratio of Tier 1 capital to risk-weighted assets of 14.31%.

Capital requirements higher than the generally applicable minimum requirements may be established for a particular bank if the FDIC determines that the bank's capital is, or may become, inadequate in view of its particular circumstances. Individual minimum capital requirements may be appropriate if a bank is receiving special supervisory attention, has a high degree of exposure to interest rate risk or poses other safety and soundness concerns. The Bank currently is not subject to any imposed minimum capital requirements.

Under FDIC regulations adopted under the Prompt Corrective Action Act, insured institutions will be considered (i) "well capitalized" if the institution has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a leverage ratio of 5% or greater (provided that the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specified capital level for any capital measure), (ii) "adequately capitalized" if the institution has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater and a leverage ratio of 4% or greater (3% or greater if the institution is rated composite CAMELS 1 in its most recent report of examination and is not experiencing or anticipating significant growth), (iii) "undercapitalized" if the institution has a total risk-based capital ratio that is less than 8%, or a Tier 1 risk-based ratio of less than 4% and has a leverage ratio that is less than 4% (3% if the institution is rated composite CAMELS 1 in its most recent report of examination and is not experiencing or anticipating significant growth), (iv) "significantly undercapitalized" if the institution has a total risk-based capital ratio that is less than 6%, a Tier 1 capital risk-based capital to total adjusted assets that is less than 3% or a leverage ratio to adjusted total assets that is less than 3% and (v) "critically undercapitalized" if the institution has a ratio of tangible equity to total assets that is less than or equal to 2%. At December 31, 1996, the Bank was classified as a "well capitalized" institution. The FDIC and the Federal Reserve can impose severe restrictions upon undercapitalized insitutions and their holding companies.

An insured state bank, such as the Bank, may not engage as principal in any activity that is not permissible for a national bank, unless the FDIC determines that the activity would pose no significant risk to the BIF and the state bank is in compliance with applicable capital standards. Activities of subsidiaries of insured state banks are similarly restricted to those activities permissible for subsidiaries of national banks, unless the FDIC determines that the activity would pose no significant risk to the BIF and the state bank is in compliance with applicable capital standards. An insured state bank may not, directly or indirectly, acquire or retain any equity investment of a type that is not permissible for a national bank except for a majority-owned subsidiary and certain investments in qualified housing projects.

Transactions between the Bank and its affiliates are subject to certain quantitative and qualitative limitations as set forth in Sections 23A and 23B of the Federal Reserve Act, which is administered by the FDIC. For purposes of these sections, the term "affiliate" with respect to the Bank refers to the Company. A transaction is deemed to be one with an affiliate if the proceeds of the transaction are transferred to, or used for the benefit of, an affiliate. Under sections 23A and 23B, transactions between banks and their affiliates are generally limited in the following ways: First, the aggregate amount of all "covered transactions" (which include, among other things, loans or other extensions of credit to or on behalf of an affiliate, purchases of assets from an affiliate or investments in the securities of an affiliate) between a bank (and its subsidiaries) and any one affiliate may not exceed 10% of the capital stock and surplus of the bank, and the aggregate amount of covered transactions between a bank (and its subsidiaries) and all affiliates may not exceed 20% of the capital stock and surplus of the bank. Second, any loan or extension of credit to, or guarantee, acceptance or letter of credit issued on behalf of an affiliate by a bank or any of its subsidiaries must at all times be secured by collateral having a market value equal to from 100% to 130% of the outstanding balance of the extension of credit, depending upon the nature of the collateral. Third, neither low quality assets or securities issued by an affiliate may be accepted by a bank as collateral for an extension of credit issued to or on behalf of any affiliate. Fourth, a bank and its subsidiaries are prohibited from purchasing a low-quality asset from an affiliate unless the bank or any such subsidiary, pursuant to an independent credit evaluation, committed itself to purchase the asset prior to the time the asset was acquired by the affiliate.

Transactions between the Bank and its subsidiaries or affiliates, including the Company, generally must be on terms and conditions, including credit standards, that are substantially the same or at least as favorable to the Bank as those prevailing at the time for comparable transactions with or involving unaffiliated parties or, in the absence of comparable transactions, on terms or under circumstances, including credit standards, that in good faith would be offered or would apply to unaffiliated parties. Section 23B imposes additional restrictions on the ability of a bank and its subsidiaries (i) when acting in a fiduciary capacity, to purchase securities or assets from an affiliate, and (ii) whether acting as principal or fiduciary, to purchase or acquire, during the existence of any underwriting or selling syndicate, any security if a principal underwriter of the security is an affiliate of the bank.

INSURANCE OF DEPOSITS

The Bank's deposit accounts are insured up to the limits provided by law by the BIF. The Bank is required to make quarterly payments on semiannual insurance premium assessments for its FDIC deposit insurance.

The FDIC implements a risk-based deposit insurance assessment system. Deposit insurance assessment rates currently are within a range of $0.00 to $0.27 per $100 of insured deposits, depending on the assessment risk classification assigned to each institution. The FDIC places each institution into one of nine assessment risk classifications based on an institution's capital and supervisory classification. Assessment rates are periodically reviewed by the FDIC and set at a level sufficient to maintain the BIF's reserve ratio of 1.25% of insured deposits. The FDIC considers BIF revenue and expense levels, the BIF reserve ratio and BIF borrowings in establishing assessment rate ranges. Accordingly, the deposit insurance premiums imposed by the FDIC are subject to change.

FDIC insurance of deposits may be terminated by the FDIC, after notice and hearing, upon a finding by the FDIC that the insured bank has engaged or is engaging in unsafe or unsound practices, or is in an unsafe or unsound condition to continue operations as an insured bank, or has violated any applicable law, regulation, rule or order of, or condition imposed by the FDIC. Additionally, if insurance termination proceedings are initiated against a bank, the FDIC may temporarily suspend insurance on new deposits received by the institution under certain circumstances.

Legislation enacted in 1996 contemplates the merger of the BIF, which generally insures deposits in national and state-chartered banks, such as the Bank, with the Savings Association Insurance Fund (the "SAIF"), which insures deposits at savings associations. The combined deposit insurance fund, which will be formed no earlier than January 1, 1999, will insure deposits at all FDIC insured depository institutions. As a condition to the combined insurance fund, however, no insured depository institution can be chartered as a savings association. The Secretary of the Treasury is required to report to the Congress no later than March 31, 1997 with respect to the development of a common charter for all insured depository insitutions. The Company and the Bank can give no assurances as to whether legislation to merge the insurance funds will be enacted, when the deposit insurance funds will be merged or the type of common federal charter that may be enacted.

FEDERAL HOME LOAN BANK SYSTEM

The Bank is a member of the FHLB of Boston, one of the 12 regional banks of the FHLB System. The FHLB System provides a central credit facility for member institutions. The Bank has the ability to borrow funds from the FHLB of Boston in order to maintain its liquidity. As a member of the FHLB of Boston, the Bank is required to own shares of capital stock in the FHLB of Boston in an amount at least equal to the greater of 1% of the aggregate principal amount of unpaid residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its advances (borrowings) from the FHLB of Boston, whichever is greater. The Bank was in compliance with this requirement with an investment at December 31, 1996 of $1.3 million.

Under applicable regulations, member banks are required to maintain at all times an amount of qualified collateral that is at least sufficient to satisfy the collateral maintenance level established by the FHLB. See "Business --Sources of Funds -- Borrowings."


FEDERAL RESERVE SYSTEM

The Federal Reserve has adopted regulations that require, among other things, that insured depository institutions maintain nonearning reserves against their transaction accounts (primarily NOW and regular checking accounts) and nonpersonal time deposits (those which are transferable or held by a person other than a natural person) with an original maturity of less than 18 months. At December 31, 1996, the Bank was in compliance with these requirements.

The Bank has the ability to borrow funds from the "discount window" of the Federal Reserve Bank of Boston in order to maintain liquidity. However, the Federal Reserve Bank of Boston is prohibited from extending advances to undercapitalized or critically undercapitalized depository institutions, and generally cannot have advances outstanding to an undercapitalized institution for more than 60 days in any 120-day period. The Bank does not currently anticipate obtaining funds from the Federal Reserve Bank of Boston.


TAXATION

FEDERAL

The Company files a consolidated federal income tax return with the Bank using the accrual method of accounting.

Internal Revenue Service ("IRS") guidance dealing with the tax consequences of federal financial assistance (e.g., cash) provided by the FDIC requires all federal financial assistance provided to an acquiring bank to be taxable to the bank that has been seized. Accordingly, all federal financial assistance provided to the acquiror of Suffield Bank's assets and liabilities may be taxable income included in the consolidated federal income tax return of the Company. This income may generally be offset by tax losses resulting from the sale of assets sold by the FDIC. Although management has been informed by the FDIC that there will be no net taxable income resulting from the seizure of Suffield Bank, management has not been able to obtain written confirmation from the FDIC at this time. Accordingly, income taxes disclosed in the Consolidated Financial Statements do not take into account adjustments, if any, which may result from the seizure of Suffield Bank.

The Company recognized an income tax benefit in 1996 of $4,859,000. Of this amount, $4,811,000 was attributable to a reduction in the amount of the valuation allowance previously established against the Company's deferred tax asset (having an effective tax rate of 34%). In addition, the Company received $48,000 in interest applicable to a 1992 carryback refund.

The deferred tax asset and offsetting valuation allowance as of September 30, 1996 and prior periods were principally the result of the Company's accumulation of net operating loss carryforwards. The deferred tax asset represents the estimated amount of future deductions for tax reporting purposes previously expensed for financial reporting purposes, and the benefit from future income taxes the Company will not have to pay as a result of the net operating loss carryforwards. Previously, a 100% valuation allowance was maintained against the deferred tax asset as there were significant uncertainties regarding the Company's future and its ability to utilize its net operating loss carry forwards through sustained, profitable operations. Management believes that the completion of the July 1996 recapitalization, the payoff of the FDIC Note and the improved financial condition of the Company have reduced the uncertainties relating to the Company's ability to realize the benefits of the deferred tax asset. As a result, the valuation allowance against the deferred tax asset (in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standard No. 109) was reduced by $4,811,000. On a going forward basis for financial reporting purposes only, earnings will now be subject to federal and state income tax expense.

In order to help maintain the benefit of the deferred tax asset, at the Company's June 1996 annual meeting of stockholders, the Company's stockholders approved an amendment to the Restated Certificate of Incorporation of the Company which generally provides that no person shall become or make an offer to become a beneficial owner of five percent or more of the Company's voting stock for a three year period, which expires June 11, 1999. For additional information relating to income taxes, refer to Note M to the Company's Consolidated Financial Statements.

The federal income tax returns of the Company have been examined and audited or closed without audit by the IRS for tax years through 1991 and such years are not subject to further IRS audit except with respect to carrybacks to those years.

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


ITEM 2.  PROPERTIES.

The Company primarily utilizes the premises, equipment and furniture of the Bank without direct payment of any rental or other fees to the Bank. The Bank's executive offices and operations center is located at 36 Thomas Drive, Westbrook, Maine. The Bank currently maintains seven branches as listed below.

Location     Address                          Leased/Owned        Lease Expiration
--------     -------                          ------------        ----------------
Brunswick    83 Maine Street                  Owned               n/a
             Brunswick, ME

Brunswick    14 Gurnet Road                   Owned               n/a
             Brunswick, ME

Topsham      47 Topsham Fair Mall Rd.         Building Owned      n/a
             Topsham, ME                      Land Leased         June 2000

Freeport     165 Main Street                  Owned               n/a
             Freeport, ME

Westbrook    36 Thomas Drive                  Owned               n/a
             Westbrook, ME

Saco         32 Saco Valley Shopping Ctr.     Leased              January 2001
             Saco, ME

Kennebunk    Shoppers Village                 Leased              December 2000
             Kennebunk, ME



ITEM 3.  LEGAL PROCEEDINGS.

As of December 31, 1996, there were various claims and lawsuits pending against the Company incidental to the ordinary course of business. In the opinion of management, after consultation with legal counsel, resolution of these matters is not expected to have a material effect on the consolidated financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Company's stockholders during the fourth quarter of the fiscal year ended December 31, 1996.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Information required by this Item is set forth under the caption "Market for Registrant's Common Equity and Related Stockholder Matters" on page 21 of the Annual Report to Stockholders for the year ended December 31, 1996, which information is hereby incorporated herein by reference and specifically made a part hereof.

ITEM 6.  SELECTED FINANCIAL DATA.

Information required by this Item is set forth under the caption "Selected Financial Data" on pages 4 to 6 of the Annual Report to Stockholders for the year ended December 31, 1996, which information is hereby incorporated herein by reference and specifically made a part hereof.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Information required by this Item is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 7 to 21 of the Annual Report to Stockholders for the year ended December 31, 1996, which information is hereby incorporated herein by reference and specifically made a part hereof.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Information required by this Item and the auditor's report thereon are set forth on pages 22 to 45 of the Annual Report to Stockholders for the year ended December 31, 1996, which information is hereby incorporated herein by reference and specifically made a part hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information required by this Item will be set forth under the captions "Election of Directors," "Executive Officers" and "Executive Compensation -- Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for the Company's 1997 annual meeting of stockholders. Such information is hereby incorporated herein by reference and specifically made a part hereof.

ITEM 11. EXECUTIVE COMPENSATION.

Information required by this Item will be set forth under the caption "Executive Compensation" in the Company's definitive proxy statement for the Company's 1997 annual meeting of stockholders. Such information is hereby incorporated herein by reference and specifically made a part hereof.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Information required by this Item will be set forth under the caption "Stock Owned by Management" in the Company's definitive proxy statement for the Company's 1997 annual meeting of stockholders. Such information is hereby incorporated herein by reference and specifically made a part hereof.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information required by this Item will be set forth under the caption "Executive Compensation -- Certain Transactions" in the Company's definitive proxy statement for the Company's 1997 annual meeting of stockholders. Such information is hereby incorporated herein by reference and specifically made a part hereof.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

   (a)(1) The following consolidated financial statements of First Coastal Corporation and Subsidiary, included in the Annual Report of the Registrant for the year ended December 31, 1996, are incorporated herein by reference in Item
8. The remaining information appearing in the Annual Report to Stockholders is not deemed to be filed as part of this Report, except as expressly provided herein.

Consolidated Balance Sheets as of December 31, 1996 and 1995

Consolidated Statements of Operations for each of the three years in the period ended December 31, 1996

Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 1996

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1996

Notes to Consolidated Financial Statements--December 31, 1996

Report of Independent Accountants

   (a)(2) All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

   (a)(3) Exhibits. The following exhibits are either filed herewith or are incorporated herein by reference:

EXHIBIT NO. 3 ARTICLES OF INCORPORATION AND BYLAWS

   3.1(i)(a) Restated Certificate of Incorporation (filed as Exhibit 3.1(i) to Annual Report on Form 10-K for the year ended December 31, 1995, File No. 0-14087 ("1995 Form 10-K"), and incorporated herein by reference).

   3.1(i)(b) Certificate of Amendment of Restated Certificate of Incorporation (filed as Exhibit 3.1(i)(b) to Amendment No. 3 to Annual Report on Form 10-K on Form 10-K/A for the year ended December 31, 1995, File No. 0-14087 ("1995 Form 10-K/A"), and incorporated herein by reference).

   3.1(ii)   Amended and Restated Bylaws (filed herewith).

EXHIBIT NO. 10 MATERIAL CONTRACTS

   10.1 First Coastal Corporation Director's Deferred Compensation Plan (filed as Exhibit 10.13 to Annual Report on Form 10-K for the year ended December 31, 1993, File No. 0-14087, and incorporated herein by reference).

   10.2 Amended and Restated Settlement Agreement, dated as of November 23, 1994, among First Coastal Corporation, Coastal Savings Bank and the Federal Deposit Insurance Corporation (filed as Exhibit 99a to Current Report on Form 8-K, filed December 5, 1994, and incorporated herein by reference).

   10.3 Promissory Note, dated January 31, 1995, by First Coastal Corporation for the benefit of the Federal Deposit Insurance Corporation (filed as Exhibit 99b to Current Report on Form 8-K, filed February 13, 1995 ("1995 Form 8-K"), and incorporated herein by reference).

   10.4 Stock Pledge Agreement, dated as of January 31, 1995, between First Coastal Corporation and the Federal Deposit Insurance Corporation (filed as
Exhibit 99c to 1995 Form 8-K, and incorporated herein by reference).

   10.5 Memorandum of Understanding, among Coastal Savings Bank, the Federal Deposit Insurance Corporation and the Maine Bureau of Banking, effective as of November 22, 1994 (filed as Exhibit 10.16 to Annual Report on Form 10-K for the year ended December 31, 1994, File No. 0-14087, and incorporated herein by reference).

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

   10.9 Loan Agreement, dated as of July 24, 1996, among First Coastal Corporation and Androscoggin Savings Bank, Bangor Savings Bank, Machias Savings Bank and Norway Savings Bank (collectively, the "Lenders") and Machias Savings Bank, as agent (filed as Exhibit 10.9 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, File No. 0-14087 ("June 1996 Form 10-Q"), and incorporated herein by reference).

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

EXHIBIT NO. 13 ANNUAL REPORT TO SECURITY HOLDERS

First Coastal Corporation 1996 Annual Report (filed herewith). Portions of the First Coastal Corporation 1996 Annual Report have been incorporated by reference into this Annual Report on Form 10-K.

EXHIBIT NO. 21  SUBSIDIARY OF THE REGISTRANT

Subsidiary of the Company (filed herewith).

EXHIBIT NO. 23 CONSENTS OF EXPERTS AND COUNSEL

Consent of Coopers & Lybrand to incorporation by reference of its report dated February 10, 1997 into the Company's Registration Statement on Form S-8 (No. 333-08631) filed with the Securities and Exchange Commission on July 23, 1996.


EXHIBIT NO. 27 FINANCIAL DATA SCHEDULE

   Financial Data Schedule (filed herewith).

   14(b)  Not applicable.

   14(c) Exhibits to this Annual Report on Form 10-K are attached or incorporated herein by reference as stated above.

   14(d)  Not applicable.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           FIRST COASTAL CORPORATION

March 31, 1997               By: /s/ Gregory T. Caswell
                             ----------------------------------
                                 Gregory T. Caswell
                                 President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


March 31, 1997               By: /s/ Gregory T. Caswell
                             ----------------------------------
                                 Gregory T. Caswell
                                 President and Chief Executive Officer
                                 (Principal Executive Officer)

March 31, 1997               By: /s/ Dennis D. Byrd
                             ----------------------------------
                                 Dennis D. Byrd
                                 Treasurer
                                 (Principal Financial and Accounting Officer)

And by a majority of the Board of Directors of the Registrant.

March 31, 1997               By: /s/ Normand E. Simard
                             ----------------------------------
                                 Normand E. Simard
                                 Chairman of the Board and Director

March 31, 1997               By: /s/ Gregory T. Caswell
                             ----------------------------------
                                 Gregory T. Caswell
                                 Director

March 31, 1997               By: /s/ Dennis D. Byrd
                             ---------------------------------
                                 Dennis D. Byrd
                                 Director

March 31, 1997               By: /s/ David B. Hawkes
                             ----------------------------------
                                 David B. Hawkes
                                 Director

March 31, 1997               By: /s/ Roger E. Klein
                             ----------------------------------
                                 Roger E. Klein
                                 Director

March 31, 1997               By: /s/ Edward K. Simensky
                             ---------------------------------
                                 Edward K. Simensky
                                 Director

March 31, 1997               By: /s/ Charles A. Stewart III
                             ---------------------------------
                                 Charles A. Stewart III
                                 Director

                                 EXHIBIT INDEX


Exhibit
   No.                 Description of Exhibit
 -------             ---------------------------

3.1(ii)      Amended and Restated Bylaws

13           First Coastal Corporation 1996 Annual Report

21           Subsidiary of the Registrant

23           Consent of Coopers & Lybrand

27           Financial Data Schedule