Form 10-Q
period 1997-03-31
FIRST COASTAL CORP
filed 1997-05-14
CIK 802763

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


(Mark one):  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 1997

                                       OR

              [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

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

                  Outstanding at May 1, 1997:   1,357,861 shares

                                     INDEX

                    FIRST COASTAL CORPORATION AND SUBSIDIARY


PART I -       FINANCIAL INFORMATION
               ---------------------
                                                                                                                Page
                                                                                                                ----
               Item 1.   Financial Statements

                         Consolidated Balance Sheets (Unaudited) as of March 31,
                         1997 and December 31, 1996                                                                3

                         Consolidated Statements of Operations (Unaudited) for
                         the three months ended March 31, 1997 and 1996                                            4

                         Consolidated Statements of Cash Flows (Unaudited) for
                         the three months ended March 31, 1997 and 1996                                            5

                         Notes to Consolidated Financial Statements
                         (Unaudited), March 31, 1997                                                               6

               Item 2.   Management's Discussion and Analysis of Financial
                         Condition and Results of Operations                                                       7


PART II -                OTHER INFORMATION
                         -----------------

               Item 1.   Legal Proceedings                                                                        16

               Item 2.   Changes in Securities                                                                    16

               Item 3.   Defaults Upon Senior Securities                                                          16

               Item 4.   Submission of Matters to a Vote of Security Holders                                      16

               Item 5.   Other Information                                                                        16

               Item 6.   Exhibits and Reports on Form 8-K                                                         16

SIGNATURES                                                                                                        18

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
First Coastal Corporation and Subsidiary
                                                                                        March 31,                   December 31,
                                                                                ---------------------------------------------------
(in thousands)                                                                              1997                         1996
-----------------------------------------------------------------------------------------------------------------------------------

ASSETS
Noninterest earning deposits and cash                                                       $  4,032                      $  2,898
Interest earning deposits                                                                      7,165                         8,555
                                                                                            --------                      --------
  Cash and cash equivalents                                                                   11,197                        11,453

Investment securities:
  Available for sale (at market value)                                                        21,487                        16,890
  Held to maturity (at cost)                                                                   7,803                         9,802
                                                                                            --------                      --------
                                                                                              29,290                        26,692

Federal Home Loan Bank stock (at cost)                                                         1,315                         1,315
Loans held for sale (at market value)                                                            506                         1,490

Loans                                                                                        101,156                        98,546
Less: Deferred loan fees, net                                                                    (47)                          (31)
      Allowance for loan losses                                                               (2,697)                       (2,666)
                                                                                            --------                      --------
                                                                                              98,412                        95,849

Premises and equipment                                                                         3,402                         3,428
Accrued income receivable                                                                        931                         1,079
Real estate owned and repossessions                                                              337                           478
Deferred tax asset                                                                             4,671                         4,811
Other assets                                                                                   1,082                         1,139
                                                                                            --------                      --------
  TOTAL ASSETS                                                                              $151,143                      $147,734
                                                                                            ========                      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits                                                                                    $116,612                      $115,085
Advances from Federal Home Loan Bank                                                          16,828                        15,000
Savings Bank Notes                                                                             4,000                         4,000
Accrued expenses and other liabilities                                                           276                           261
                                                                                            --------                      --------
  TOTAL LIABILITIES                                                                          137,716                       134,346

STOCKHOLDERS' EQUITY
Preferred Stock, $1.00 par value; Authorized 1,000,000 shares; none outstanding
Common Stock, $1.00 par value; Authorized 6,700,000 shares; issued and
 outstanding as of March 31, 1997 and December 31, 1996 - 1,357,861 shares                     1,358                         1,358
Paid-in Capital                                                                               31,740                        31,740
Retained earnings (deficit)                                                                  (19,364)                      (19,631)
Unrealized loss on available for sale securities                                                (307)                          (79)
                                                                                            --------                      --------
  TOTAL STOCKHOLDERS' EQUITY                                                                  13,427                        13,388
                                                                                            --------                      --------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               $151,143                      $147,734
                                                                                            ========                      ========

See Notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
First Coastal Corporation and Subsidiary

                                                             Three Months Ended March 31,
                                                            -----------------------------
(in thousands, except per share amounts)                            1997        1996
---------------------------------------------------------------  -----------  ---------
INTEREST AND DIVIDEND INCOME
 Interest and fees on loans                                      $    2,240   $  2,426
 Interest and dividends on investment securities                        462        325
 Other interest income                                                  142        252
                                                                 ----------   --------
  TOTAL INTEREST AND DIVIDEND INCOME                                  2,844      3,003
                                                                 ----------   --------

INTEREST EXPENSE
 Deposits                                                             1,101      1,263
 Borrowings
  Advances from Federal Home Loan Bank                                  245         88
  Savings Bank Notes                                                    109        141
                                                                 ----------   --------
   Total Interest Expense                                             1,455      1,492
                                                                 ----------   --------
 Net Interest Income Before Provision for Loan Losses                 1,389      1,511

Provision for Loan Losses                                                 -          -
                                                                 ----------   --------
 Net Interest Income After Provision for Loan Losses                  1,389      1,511

NONINTEREST INCOME
 Service charges on deposit accounts                                    100         70
 Gain on investment securities transactions                             130          7
 Loss on sales of mortgage loans                                         (4)        (8)
 Other                                                                   35         62
                                                                 ----------   --------
                                                                        261        131
                                                                 ----------   --------

OPERATING EXPENSES
 Salaries and employee benefits                                         538        513
 Occupancy                                                              113        130
 Net cost of operation of real estate owned and repossessions            33         56
 Other                                                                  560        606
                                                                 ----------   --------
                                                                      1,244      1,305
                                                                 ----------   --------
INCOME BEFORE INCOME TAXES                                              406        337
Income Tax                                                              139          -
                                                                 ----------   --------
NET INCOME                                                       $      267   $    337
                                                                 ==========   ========

PER SHARE AMOUNTS
Weighted Average Shares Outstanding (1)                           1,380,402    600,361
Income Per Share                                                       $.19       $.56
                                                                 ==========   ========

(1) The calculation of weighted average shares outstanding for the period ended March 31, 1997 includes the weighted average shares outstanding of common stock and common stock equivalents totaling 1,357,861 and 22,541, respectively.

See Notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
First Coastal Corporation and Subsidiary
                                                                                       Three Months Ended March 31,
                                                                                      ------------------------------
(in thousands)                                                                             1997            1996
---------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
 Net Income                                                                                 $   267         $   337
 Adjustments to reconcile net income to net cash provided by operating activities:
  Writedowns of REO                                                                              20              27
  Depreciation and amortization                                                                  78              80
  Amortization of investment security premium (discounts)                                        15             (10)
  Realized investment securities gains                                                         (130)             (7)
  Realized losses on assets held for sale                                                         4               8
  Loans originated and acquired for resale                                                     (719)         (2,517)
  Sales of loans originated and acquired for sale                                             1,699           1,009
  (Increase) decrease in interest receivable                                                   (148)            116
  Increase in interest payable                                                                   12             156
  Net change in other assets                                                                    614            (510)
  Net change in other liabilities                                                                 3              45
                                                                                            -------         -------
Net cash provided (used) by operating activities                                              1,715          (1,266)
                                                                                            -------         -------

INVESTING ACTIVITIES
 Decrease in federal funds sold                                                                   -          10,000
 Sales and maturities of securities available for sale                                        2,318           1,080
 Maturities of securities held to maturity                                                    2,000           5,000
 Purchases of investment securities available for sale                                       (7,029)         (5,976)
 Purchases of investment securities held to maturity                                              -          (5,003)
 Net change in loans                                                                         (2,563)          4,812
 Net purchases of premises and equipment                                                        (52)           (166)
                                                                                            -------         -------
Net cash provided (used) by investing activities                                             (5,326)          9,747
                                                                                            -------         -------

FINANCING ACTIVITIES
 Net change in deposits                                                                       1,527           1,081
 Proceeds from borrowings                                                                     2,000               -
 Payments on borrowings                                                                        (172)              -
                                                                                            -------         -------
Net cash used by financing activities                                                         3,355           1,081
                                                                                            -------         -------

Increase (decrease) in cash and cash equivalents                                               (256)          9,562
Cash and cash equivalents at beginning of period                                             11,453           8,841
                                                                                            -------         -------
Cash and cash equivalents (interest and noninterest bearing) at end of period               $11,197         $18,403
                                                                                            =======         =======

NONCASH INVESTING ACTIVITIES
  Change in unrealized holding losses on investment securities
 available for sale                                                                         $ ( 228)        $   (63)
  Transfer of loans to real estate owned and repossessions                                        -             306

See Notes to consolidated financial statements.

FIRST COASTAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 1997

NOTE A   BASIS OF PRESENTATION
         ---------------------

The accompanying unaudited condensed consolidated financial statements of First Coastal Corporation (the "Company") have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results and other data for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

NEW ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 128, Earnings Per Share and SFAS No. 129, Disclosure of Information about Capital Structure. SFAS No. 128 will require a change in how the Company calculates earnings per share and SFAS No. 129 will require disclosure of certain information about the Company's capital structure. The requirements of these pronouncements are effective for the Company's fiscal year ending December 31, 1997 and are not expected to have a material effect on the Company's financial statements.

RECAPITALIZATION AND ISSUANCE OF COMMON STOCK

On July 24, 1996, the Company completed its recapitalization plan, whereby the Company repaid in full its promissory note obligation (the "FDIC Note") to the Federal Deposit Insurance Corporation (the "FDIC") in the amount of $9.75 million ($9.0 million loan principal amount plus accrued interest). The funds utilized to repay the obligation came from (i) the sale of 750,000 shares of the Company's common stock at $5.00 per share by means of a registered public offering; (ii) a dividend of $3.2 million from Coastal Savings Bank (the "Bank") to the Company; and (iii) the borrowing of $4.0 million from a group of four Maine savings banks (the "Savings Banks")and the issuance by the Company of promissory notes in the aggregate amount of $4.0 million (the "Savings Bank Notes"), secured by the pledge by the Company of 100% of the outstanding common stock of the Bank. The public offering resulted in an increase in common stock outstanding from 600,361 shares to 1,357,861 shares, as of July 24, 1996.

INCOME TAXES

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Due to the uncertainty that the benefit of net deferred tax assets would be realized, a full valuation allowance was recorded at December 31, 1995. As a result of the completion of the July 1996 recapitalization, the payoff of the $9.0 million FDIC Note (incurred as a result of the settlement of the cross guaranty claim), and the improved financial condition of the Company, the uncertainties relating to the prospective utilization of the net operating loss carryforwards were reduced and in accordance with SFAS No. 109, in the fourth quarter of 1996 the valuation allowance against the deferred tax asset was reduced and a $4.8 million income tax benefit was recognized. For financial reporting purposes only, earnings on a going forward basis will be tax effected.

On June 11, 1996 following stockholder approval, the Company filed an amendment to its Restated Certificate of Incorporation of the Company which generally provides that no person shall become or make an offer to become the beneficial owner of five percent or more of the Company's voting stock for a three year period, which expires June 11, 1999. This amendment helps to reduce the likelihood that there will be an "ownership change" as defined in Section 382 of the Internal Revenue Code, which could result in a reduction in the amount of net operating loss carryforwards for tax purposes.


PART I - Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS

First Coastal Corporation (the "Company"), a Delaware corporation, is a bank holding company whose sole operating subsidiary is Coastal Savings Bank (the "Bank"), a Maine chartered savings bank headquartered in Westbrook, Maine. The Bank was formed in 1981 through the consolidation of Brunswick Savings Institution and York County Savings Bank, which were organized in 1858 and 1860, respectively. The Company has no separate operations and its business consists of the business of the Bank. The Bank is engaged in customary banking activities, including attracting deposits and various lending activities, and conducts its business from seven offices in the counties of Cumberland, Sagadahoc and York. The Bank's deposits are insured by the FDIC up to the limits provided by law.

RESULTS OF OPERATIONS

OVERVIEW

The Company reported net income of $267,000 (or $.19 per share) for the three months ended March 31, 1997, compared to net income of $337,000 (or $.56 per share) for the same period in 1996. The results for 1997 include a $130,000 gain on securities and income is on a fully taxed basis, as compared to the 1996 results which reflect a $7,000 gain on securities and is not tax effected. Additionally, earnings for the three months ended March 31, 1997 were further reduced by a decline in net interest income as compared to the three months ended March 31, 1996 as discussed below.

NET INTEREST INCOME

Net interest income equaled $1,389,000 and $1,511,000 for the three months ended March 31, 1997 and 1996, respectively (a decrease of $122,000). The overall decline in net interest income is due in part to a reduction in the net amount of interest income received on nonaccrual loans for the quarter ended March 31, 1997 as compared to the quarter ended March 31, 1996 of approximately $108,000. Changes in net interest income are caused by changes in the amount and composition of interest earning assets and interest bearing liabilities, interest rate movements and the repricing of assets and liabilities as a result of these movements, and changes in the level of noninterest earning assets and noninterest bearing liabilities.

The following table sets forth, for the periods indicated, information regarding
(i) the total dollar amount of interest income from interest-earning assets and the resultant average yields, (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost, (iii) net interest income, (iv) interest rate spread, and (v) net interest margin.


                                                                     Quarter Ended March 31,
                                               -------------------------------------------------------------------
                                                                 1997                       1996
                                              ----------------------------------   --------------------------------
                                               Average                             Average
(in thousands)                                 Balance    Interest   Yield /(1)/   Balance   Interest   Yield /(1)/
-------------------------------------------------------------------------------------------------------------------
ASSETS:
Cash                                           $ 10,731   $ 142        5.37%       $ 18,792     $  252      5.39%
Investments                                      28,444     462        6.59          20,687        325       6.31
Loans /(2)/
 Residential real estate mortgages               33,500     704        8.53          30,614        673       8.84
 Commercial real estate mortgages                48,936   1,117        9.26          49,985      1,304      10.49
 Commercial and industrial loans                  2,529      55        8.74           2,200         56      10.29
 Consumer loans                                  15,259     364        9.66          16,049        393       9.85
                                               --------    ----                     -------     ------
   Total loans                                  100,224   2,240        9.06          98,848      2,426       9.87

Total interest earning assets                   139,399   2,844        8.27         138,327      3,003       8.73
Noninterest earning assets                       11,282                               7,080
                                               --------                            --------
 Total assets                                  $150,681                            $145,407
                                               ========                            ========

LIABILITIES:
Deposits
 Savings                                       $ 34,828   $ 235        2.74%       $ 41,347     $  290       2.82%
 NOW and money market accounts                   19,040     105        2.24          15,996         89       2.24
 Certificates of deposits                        57,357     761        5.38          63,439        884       5.60
                                               --------    ----                    --------     ------
   Total interest bearing deposits              111,225   1,101        4.01         120,782      1,263       4.20
Borrowings                                       20,409     354        7.05          15,000        229       6.15
                                               --------    ----                    --------     ------
 Total interest bearing liabilities             131,634   1,455        4.48%        135,782      1,492       4.42%

Noninterest bearing deposits                      5,480                               4,868
Noninterest bearing liabilities                     177                                 910
Stockholders' equity                             13,390                               3,847
                                               --------                            --------
 Total liabilities and stockholders' equity    $150,681                            $145,407
                                               ========                            ========
Net interest income                                      $1,389                                 $1,511
                                                         ======                                 ======
Net interest rate spread /(3)/                                         3.79%                                 4.31%
Net interest margin /(4)/                                              4.04%                                 4.43%

/ (1)/ Annualized.
/ (2)/ For purposes of these computations, loans held for sale and nonaccrual loans are included in the average loan amounts outstanding.
/ (3)/ Return on interest earning assets less cost of interest bearing liabilities.
/ (4)/ Net interest income divided by average earning assets.


Interest income for the three months ended March 31, 1997 declined $159,000 as compared to the three months ended March 31, 1996. The decrease for the three months ended March 31, 1997 is primarily attributable to a reduction in the net amount of interest income recognized on nonaccrual loans as compared to the same period in 1996, as described above, and a reduced yield on the overall loan portfolio, caused primarily by the downward repricing of the loan portfolio on an aggregate basis as a result of an overall decline in the interest rate of certain loan indices utilized by the Company for loan repricing purposes. The loan yield declined from 9.87% at March 31, 1996 to 9.06% at March 31, 1997. The net difference in nonaccrual interest income between March 31, 1996 (for which nonaccrual income was higher than normal) and March 31, 1997 is equal to.45%, resulting in a net (after consideration of nonaccrual interest) decline in the yield on the portfolio of .36%. The loan interest income decline was offset in part by an increase in income on securities and other interest income of $27,000.

Interest expense for the three months ended March 31, 1997 declined $37,000 as compared to the same quarter in 1996. The overall decrease is primarily attributable to a decrease in interest expense paid on deposits of $162,000 (resulting from the sale of the Company's Kezar Falls branch in the second quarter of 1996 which included interest bearing deposits totaling approximately $9.3 million) along with a .19% decline in deposit costs largely attributable to certificate of deposits, partially offset by increased borrowing expense as overall borrowings increased $5.0 million and borrowing costs increased by .90%, primarily attributable to the higher interest rate paid on the Savings Bank Notes in 1997 as compared to the interest rate paid on the FDIC Note in 1996.

PROVISION FOR LOAN LOSSES

There was no provision for loan losses expense for the three months ended March 31, 1997 and 1996. The absence of provision for loan losses is attributable to
(i) the essentially unchanged level of the allowance for loan losses (the "Allowance"), both in dollars ($2.7 million at March 31, 1997 and 1996) and as a percentage of total loans (2.67% at March 31, 1997 versus 2.75% at March 31, 1996), and (ii) management's review of the portfolio and its determination of the adequacy of the Allowance as of March 31, 1997.

Although management utilizes its judgment in providing for possible losses, there can be no assurance that the Company will not have to increase its provisions for loan losses in the future as a result of a decline in the quality of the loan portfolio, an adverse change in the real estate market or economic conditions in the Company's primary market area, adverse changes in the amount of nonperforming assets, or other reasons, any or all of which could affect the Company's results of operations. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's Allowance. Such agencies may require the Company to recognize changes to the Allowance based on their judgments about information available to them at the time of the examination.

NONINTEREST INCOME

Noninterest income increased $130,000, from $131,000 for the three months ended March 31, 1996 to $261,000 for the three months ended March 31, 1997. The primary reason for this increase was the $130,000 gain on securities for the three months ended March 31, 1997. In addition, service charges on deposit accounts for the quarter ended March 31, 1997 increased $30,000 as compared to the quarter ended March 31, 1996, primarily due to the Bank's new deposit program which was implemented in April 1996. These increases were partially offset by reduced fee income on loans serviced for others totaling $22,000, resulting from a reduction in servicing fees paid and balances of loans serviced for others.

OPERATING EXPENSES

The $61,000 decrease in operating expenses for the three months ended March 31, 1997 as compared to the same respective period in 1996 was primarily attributable to (i) decreased occupancy expense resulting from the sale of the Bank's Kezar Falls branch in April 1996, (ii) a decrease in the net cost of real estate owned and repossessions ("REO"), as REO balances declined from $2.2 million at March 31, 1996 to $0.3 million at March 31, 1997, and (iii) a decline in computer expenses as a result of the August 1996 conversion of the Bank's computer system from a service bureau environment to an in-house based computer system. Such decreases in expenses were offset in part by an increase in salary expense as the Bank has added additional staff and paid associated employment fees.

FINANCIAL CONDITION
-------------------

TOTAL ASSETS

At March 31, 1997, total assets were $151.1 million, representing an increase of $3.4 million (or 2.3%) from total assets of $147.7 million at December 31, 1996. This increase was primarily attributable to an increase in borrowings of $1.8 million and an increase in deposits of $1.5 million.

INVESTMENTS

The Company's investment portfolio is comprised primarily of U.S. government and agency obligations and also contains miscellaneous equity securities. Total investment securities at March 31, 1997 were $29.2 million compared to $26.7 million at December 31, 1996. This increase is attributable to the purchase of $3.0 million in mortgage-backed securities and $4.0 million in U.S. treasury securities, partially offset by maturities of U.S. treasury securities totaling $1.0 million, sales of mutual funds of $1.0 million and $2.0 million of U.S. government agency callable notes which were called during the first quarter of 1997. Investment securities classified as available for sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders' equity. Investment securities held to maturity are stated at cost, adjusted for amortization of bond premiums and accretion of bond discounts.

The following table sets forth the amortized cost and fair value of investment securities for each major security type at March 31, 1997.

                                               March 31, 1997
                                    -------------------------------------------
                                                  Gross    Gross        Fair
                                    Amortized   Unrealized  Unrealized     Market
(in thousands)                        Cost        Gain      Loss        Value
---------------------------------  ----------  ----------  -------  --------------
Available for sale:
 U.S. government obligations          $ 7,925           -   $ (68)         $ 7,857
 Mortgage backed securities            13,764          $9    (248)          13,525
 Other                                    105           -       -              105
                                      -------          --   -----          -------
                                      $21,794          $9   $(316)         $21,487
                                      =======          ==   =====          =======

Held to maturity:
 U.S. government callable notes       $ 7,803           -   $(218)         $ 7,585
                                      -------          --   -----          -------
                                      $ 7,803           -   $(218)         $ 7,585
                                      =======          ==   =====          =======

The net unrealized loss on investment securities classified as available for sale was $307,000 at March 31, 1997, versus a net unrealized loss of $79,000 at December 31, 1996. The increase in the unrealized loss on securities available for sale is attributable to an increase in the market interest rate for investments similar in nature to those contained in the Company's investment portfolio.

The following table represents the contractual maturities for investments in debt securities for each major security type at March 31, 1997.

                                                  March 31, 1997
                                    -------------------------------------------
                                                     Maturing
                                    -------------------------------------------
                                                After One
                                      Within    But Within     After
(in thousands)                      One Year    Five Years  Five Years    Total
-------------------------------------------------------------------------------

Available for sale:
 U.S. government obligations                 -     $ 7,857           -  $ 7,857
 Mortgage backed securities                  -           -     $13,525   13,525
                                    ----------     -------     -------  -------
                                             -      $7,857     $13,525  $21,382
                                    ==========     =======     =======  =======

Held to maturity:
 U.S. government agency callable
  notes (final maturity)                     -     $ 5,000     $ 2,803  $ 7,803
                                    ----------     -------     -------  -------
                                             -      $5,000     $ 2,803  $ 7,803
                                    ==========     =======     =======  =======

LOANS HELD FOR SALE

Loans held for sale (all of which were residential mortgages carried at market value) equaled $506,000 at March 31, 1997 as compared to $1,490,000 at December 31, 1996, a decrease of $984,000. The outstanding dollar amount of loans held for sale can vary greatly from period to period by factors such as mortgage origination levels, the timing and delivery of loan sales, changes in market interest rates and asset/liability management strategies.

LOANS

Loans consisted of the following:

                                   March 31,  December 31,
                                   -----------------------
(in thousands)                       1997         1996
----------------------------------------------------------

Real estate mortgage loans:
 Residential                        $ 32,784       $30,981
 Commercial                           49,032        48,456
 Real estate construction loans        1,127           769
Commercial and industrial loans        3,028         3,059
Consumer and other loans              15,185        15,281
                                    --------       -------
                                    $101,156       $98,546
                                    ========       =======

Loans increased $2.6 million (or 2.6%) at March 31, 1997 as compared to December 31, 1996. The increases were primarily in the categories of residential and commercial mortgages attributable to new originations by the Bank.

ALLOWANCE FOR LOAN LOSSES ("ALLOWANCE")

The Company's Allowance was $2.7 million at March 31, 1997 and December 31, 1996. The Allowance represented 2.67% and 2.71% of total loans, and 121.49% and 124.29% of nonperforming loans, at March 31, 1997 and December 31, 1996, respectively.

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

While the current level of the Allowance is believed to be adequate, deterioration in the local economy or real estate market, upward movements in interest rates, the Company's large concentration in commercial real estate loans or other factors could have an adverse effect on the performance of the loan portfolio that could result in the need for an increased allowance for loan losses. Conversely, further improvement in overall asset quality, favorable local economic conditions or a favorable local real estate market, could positively affect the Allowance.

NONPERFORMING ASSETS

Information with respect to nonperforming assets is set forth below:

                                           March 31,  December 31,
                                           ---------  ------------
(in thousands)                               1997         1996
-----------------------------------------  ---------  ------------

Nonaccrual loans                              $2,105        $1,944
Accruing loans past due 90 days or more          115           201
Restructured loans                                 -             -
Real estate owned and repossessions              337           478
                                              ------        ------
Total                                         $2,557        $2,623
                                              ======        ======


The level of nonperforming assets remained relatively unchanged from December 31, 1996 to March 31, 1997. The modest increase in nonaccrual loans was offset by a decline in accruing loans past due 90 days or more and a decline in REO.

While the downward trend in nonperforming assets that has developed since 1991 is significant, the Company continues to hold a large concentration of commercial real estate loans, a portion of which remain vulnerable to default. Many of these loans were made at or near the peak in the commercial real estate market in the late 1980's and the collateral coverage for many loans may not be adequate to protect the Bank from potential losses in the event such loans become nonperforming. Deterioration in the local economy or real estate market, upward movements in interest rates, or other factors could have an adverse impact on currently performing loans. These factors could result in an increased incidence of loan defaults and, as a result, an increased level of nonperforming loans.

IMPAIRED LOANS

Management reviews loans on a case by case basis to determine which loans should be classified as impaired. If management believes that it is probable that there will be a loss of scheduled principal or interest, then such loans are determined to be impaired. At March 31, 1997, the recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114 totaled $3,374,000, as compared to $3,845,000 at December 31, 1996. The corresponding portion of the Allowance allocated against these loans ("Allocated Reserves") was $616,000 as of March 31, 1997. An amount equal to $2,065,000 of the $3,374,000 total impaired loans were classified as nonaccrual and the remaining $1,309,000 were classified as potential problem loans at March 31, 1997. The income recorded on a cash basis relating to impaired loans equaled $39,000 and the average balance of outstanding impaired loans was $3.4 million. All of the impaired loans were secured by real estate at March 31, 1997 and accounted for by the lower of the fair value of the collateral (net of the $616,000 Allocated Reserves) or amortized loan value.

REAL ESTATE OWNED ("REO")

REO consists of properties acquired through mortgage loan foreclosure proceedings, repossessions or in full or partial satisfaction of outstanding loan obligations. At March 31, 1997, REO totaled approximately $337,000, consisting of $211,000 in 1-4 family residential real estate, $90,000 in land and $36,000 in other repossessed assets.

LIQUIDITY - BANK

Deposits totaled $116.6 million at March 31, 1997, an increase of $1.5 million (or 1.33%) from the level of $115.1 million at December 31, 1996.

Deposit balances were as follows:

                                       March 31,  December 31,
                                       ---------  ------------
(in thousands)                           1997         1996
-------------------------------------  ---------  ------------

Noninterest bearing demand deposits     $  5,675      $  5,790
Interest bearing demand deposits          18,290        15,090
Savings and escrow deposits               35,083        36,445
Time deposits                             57,564        57,760
                                        --------      --------
  Total                                 $116,612      $115,085
                                        ========      ========


The increase in deposit levels is primarily attributable to a single new money market municipal checking account in the first quarter of 1997, with a balance at March 31, 1997 of $2.5 million.

LIQUIDITY - COMPANY

On a parent company only basis ("parent"), the Company conducts no separate operations. Its business consists of the operations of its banking subsidiary. In addition to debt service relating to the Savings Bank Notes in the aggregate principal amount of $4.0 million, the Company's expenses consist primarily of Delaware franchise taxes associated with the Company's authorized capital stock, and certain legal and various other expenses. Expenses, including certain audit and professional fees, insurance and other expenses, are allocated between the Bank and the Company based upon the relative benefits derived. At March 31, 1997 the parent's assets consisted of $587,000 in cash.

Payment of dividends by the Company on its stock is subject to various restrictions. Among these restrictions is a requirement under Delaware corporate law that dividends may be paid by the Company out of its surplus or, in the event there is no surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

In addition, as a condition to the approval by the Maine Bureau of Banking ofthe payment on July 24, 1996 of the dividend in the amount of $3.2 million by the Bank to the Company in connection with the recapitalization of the Company, the Maine Bureau of Banking required the Company to agree that it would not pay cash dividends to its stockholders as long as the Company's debt to equity ratio (on a parent company only basis) exceeds 25% without the prior approval of the Maine Bureau of Banking. The Company's debt to equity ratio (on a parent company only basis) at March 31, 1997 equaled 29.79%.

The principal source of cash for the Company would normally be a dividend from the Bank; however, certain restrictions also exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances. Maine corporate law generally provides that dividends may only be paid out of unreserved and unrestricted earned surplus or unreserved and unrestricted net earnings of the current fiscal year and the next preceding fiscal year taken as a single period. Maine banking law also imposes certain restrictions, including the requirement that the Bank establish and maintain adequate levels of capital as set forth in rules adopted by the Maine Bureau of Banking.

The Loan Agreement dated July 24, 1996 between the Company and the Savings Banks, contains certain terms, restrictions and covenants, including covenants restricting the amount of borrowings that may be incurred by the Company and the Bank, restrictions regarding the conditions under which cash dividends may be paid by the Company (including a prohibition of the payment of cash dividends to its stockholders as long as the Company's debt-to-equity ratio on a parent-only basis exceeds 30%), and a requirement that the Company and the Bank maintain certain minimum capital ratios.

On March 26, 1997, July 24, 1996, May 3, 1996, November 13, 1995 and November 30, 1994, the Bank paid the Company cash dividends of $500,000, $3.2 million, $200,000, $200,000 and $175,000, respectively.

The Company suspended the payment of cash dividends to its stockholders in the fourth quarter of 1989 and has not paid any cash dividends to its stockholders since that time.

CAPITAL - BANK

The table below sets forth the regulatory capital requirements and capital ratios for the Bank at March 31, 1997 and December 31, 1996:

                                                        March 31, December 31,
                                                       -------------------------
(dollars in thousands)                                   1997        1996
------------------------------------------------------------------------------

Tier 1 capital (Leverage) to total assets /(1)/ratio
----------------------------------------------------
 Qualifying capital                                    $12,806    $ 12,738
 Actual %                                                 8.73%       9.28%
 Minimum requirement for capital adequacy %               4.00%       4.00%
 Average quarterly assets                             $146,757    $137,317

Tier 1 capital to risk-weighted assets
---------------------------------------
 Qualifying capital                                    $12,806     $12,738
 Actual %                                                14.40%      14.31%
 Minimum requirement for capital adequacy %               4.00%       4.00%

Total capital to risk-weighted assets
             (Tier 1 and Tier 2)
---------------------------------------
 Qualifying capital                                    $13,953    $ 13,888
 Actual %                                                15.68%      15.60%
 Minimum requirement for capital adequacy %               8.00%       8.00%
 Risk-weighted assets                                  $88,958    $ 89,026

/(1)/ Calculated on an average quarterly basis.

CAPITAL - COMPANY

The table below sets forth the regulatory capital requirements and capital ratios for the Company at March 31, 1997 and December 31, 1996:

                                                       March 31,       December 31,
-----------------------------------------------------------------------------------------
(dollars in thousands)                                     1997              1996
------------------------------------------------------------------------------------------

Tier 1 capital (Leverage) to total assets /(1)/ratio
------------------------------------------------------
 Qualifying capital                                     $    9,517    $  9,104
 Actual %                                                     6.54%       6.62%
 Minimum requirement for capital adequacy %              4.00-5.00%  4.00-5.00%
 Average quarterly assets                               $  145,354     $137,488

Tier 1 capital to risk-weighted assets
------------------------------------------------------
 Qualifying capital                                     $    9,517    $  9,104
 Actual %                                                    10.70%     10.21%
 Minimum requirement for capital adequacy %                   4.00%      4.00%

Total capital to risk-weighted assets
             (Tier 1 and Tier 2)
------------------------------------------------------
 Qualifying capital                                     $   10,701   $ 10,291
 Actual %                                                    12.03%     11.54%
 Minimum requirement for capital adequacy %                   8.00%      8.00%
 Risk-weighted assets                                   $   88,925   $ 89,162

/(1)/ Calculated on an average quarterly basis.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------

As of March 31, 1997, there were various claims and lawsuits pending against the Company incidental to the ordinary course of business. In the opinion of management, after consultation with legal counsel, resolution of these matters is not expected to have a material effect on the Company's consolidated financial position or results of operations.

Item 2.  Changes in Securities
------------------------------

Not applicable.

Item 3. Defaults Upon Senior Securities
---------------------------------------

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

Not applicable.

Item 5. Other Information
-------------------------

Not applicable.

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

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

       3.1(ii) Amended and Restated Bylaws (filed as Exhibit 3.1(ii) to Annual Report on Form 10-K for the year ended December 31, 1996, File No. 0-14087, and incorporated herein by reference).

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

27   Financial Data Schedule

(b) No Reports on Form 8-K were filed by the Company during the first quarter of 1997.

                           FIRST COASTAL CORPORATION


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              FIRST COASTAL CORPORATION


Date: May 14, 1997            By:   /s/ Gregory T. Caswell
                                    ------------------------------------------
                                    Gregory T. Caswell
                                    President and Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: May 14, 1997            By:   /s/ Gregory T. Caswell
                                    -------------------------------------------
                                    Gregory T. Caswell
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


Date: May 14, 1997            By:   /s/ Dennis D. Byrd
                                    -------------------------------------------
                                    Dennis D. Byrd
                                    Treasurer
                                    (Principal Financial and Accounting Officer)