Form 10-Q
period 1997-06-30
FIRST COASTAL CORP
filed 1997-08-12
CIK 802763

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


(Mark one):    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended JUNE 30, 1997

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

               Outstanding at August 8, 1997:   1,359,194 shares

                                     INDEX

                   FIRST COASTAL CORPORATION AND SUBSIDIARY


PART I -  FINANCIAL INFORMATION
          ---------------------
                                                                 Page
                                                                 ----

    Item 1. Financial Statements

            Consolidated Balance Sheets (Unaudited) as
            of June 30, 1997 and December 31, 1996                  3

            Consolidated Statements of Operations (Unaudited)
            for the three and six months ended
            June 30, 1997 and 1996                                  4

            Consolidated Statements of Cash Flows
            (Unaudited) for the six months
            ended June 30, 1997 and 1996                            6

            Notes to Consolidated Financial Statements
            (Unaudited), June 30, 1997                              7

    Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                     8


PART II -   OTHER INFORMATION
            -----------------

    Item 1. Legal Proceedings                                      17

    Item 2. Changes in Securities                                  17

    Item 3. Defaults Upon Senior Securities                        17

    Item 4. Submission of Matters to a Vote of Security Holders    17

    Item 5. Other Information                                      17

    Item 6. Exhibits and Reports on Form 8-K                       17

SIGNATURES                                                         19

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
First Coastal Corporation and Subsidiary

                                                                                        June 30,   December 31,
                                                                                        ---------  -------------
(in thousands)                                                                            1997         1996
-------------------------------------------------------------------------------------   ---------  -------------

ASSETS
Noninterest earning deposits and cash                                                  $  3,711       $  2,898
Interest earning deposits                                                                 7,354          8,555
                                                                                       --------   ------------
  Cash and cash equivalents                                                              11,065         11,453

Investment securities:
  Available for sale (at market value)                                                   20,438         16,890
  Held to maturity (at cost)                                                              7,801          9,802
                                                                                       --------   ------------
                                                                                         28,239         26,692

Federal Home Loan Bank stock (at cost)                                                    1,315          1,315
Loans held for sale (at market value)                                                       996          1,490

Loans                                                                                   103,219         98,546
Less: Deferred loan fees, net                                                               (63)           (31)
      Allowance for loan losses                                                          (2,624)        (2,666)
                                                                                       --------   ------------
                                                                                        100,532         95,849

Premises and equipment, net                                                               3,402          3,428
Accrued income receivable                                                                 1,085          1,079
Real estate owned and repossessions                                                         192            478
Deferred tax asset                                                                        4,477          4,811
Other assets                                                                              1,083          1,139
                                                                                       --------   ------------
  TOTAL ASSETS                                                                         $152,386       $147,734
                                                                                       ========   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits                                                                               $117,443       $115,085
Advances from Federal Home Loan Bank                                                     16,652         15,000
Savings Bank Notes                                                                        4,000          4,000
Accrued expenses and other liabilities                                                      226            261
                                                                                       --------   ------------
  TOTAL LIABILITIES                                                                     138,321        134,346

STOCKHOLDERS' EQUITY
Preferred Stock, $1.00 par value; Authorized 1,000,000 shares;
 none outstanding
Common Stock, $1.00 par value; Authorized 6,700,000 shares; issued and outstanding as of June 30, 1997 and December 31, 1996 - 1,359,194
  and 1,357,861 shares, respectively                                                      1,359          1,358
Paid-in Capital                                                                          31,746         31,740
Retained earnings (deficit)                                                             (19,013)       (19,631)
Unrealized loss on available for sale securities                                            (27)           (79)
                                                                                       --------   ------------
  TOTAL STOCKHOLDERS' EQUITY                                                             14,065         13,388
                                                                                       --------   ------------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $152,386       $147,734
                                                                                       ========   ============


See Notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
First Coastal Corporation and Subsidiary

                                                               Three Months Ended June 30,
                                                               ---------------------------
(in thousands, except per share amounts)                                1997       1996
------------------------------------------------------------------------------------------
INTEREST AND DIVIDEND INCOME
     Interest and fees on loans                                      $    2,423  $  2,256
     Interest and dividends on investment securities                        508       433
     Other interest income                                                   80       103
                                                                     ----------  --------
       TOTAL INTEREST AND DIVIDEND INCOME                                 3,011     2,792
                                                                     ----------  --------

INTEREST EXPENSE
     Deposits                                                             1,129     1,182
     Borrowings
       Advances from Federal Home Loan Bank                                 254        87
       FDIC Note                                                              -       155
       Savings Bank Notes                                                   108         -
                                                                     ----------  --------
          Total Interest Expense                                          1,491     1,424
                                                                     ----------  --------
     Net Interest Income Before Provision for Loan Losses                 1,520     1,368

Provision for Loan Losses                                                     -         -
                                                                     ----------  --------
     Net Interest Income After Provision for Loan Losses                  1,520     1,368

NONINTEREST INCOME
     Service charges on deposit accounts                                    109        85
     Gain on investment securities transactions                              16        17
     Gain (loss) on sales of mortgage loans                                  98        (2)
     Other                                                                   34       413
                                                                     ----------  --------
                                                                            257       513
                                                                     ----------  --------

OPERATING EXPENSES
     Salaries and employee benefits                                         545       523
     Occupancy                                                              118        97
     Net cost of operation of real estate owned and repossessions            33        13
     Other                                                                  535       692
                                                                     ----------  --------
                                                                          1,231     1,325
                                                                     ----------  --------
INCOME BEFORE INCOME TAXES                                                  546       556
Income Tax                                                                  195         -
                                                                     ----------  --------
NET INCOME                                                           $      351  $    556
                                                                     ==========  ========

PER SHARE AMOUNTS
Weighted Average Shares Outstanding /(1)/                             1,381,392   600,361
Income Per Share                                                           $.25      $.93
                                                                     ==========  ========

/(1)/ The calculation of weighted average shares outstanding for the three months ended June 30, 1997 includes the weighted average shares outstanding of common stock and common stock equivalents totaling 1,358,652 and 22,740, respectively.

See Notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
First Coastal Corporation and Subsidiary

                                                                 Six Months Ended June 30,
                                                                 -------------------------
(in thousands, except per share amounts)                                1997       1996
------------------------------------------------------------------------------------------
INTEREST AND DIVIDEND INCOME
     Interest and fees on loans                                      $    4,663  $  4,682
     Interest and dividends on investment securities                        970       758
     Other interest income                                                  222       355
                                                                     ----------  --------
       TOTAL INTEREST AND DIVIDEND INCOME                                 5,855     5,795
                                                                     ----------  --------

INTEREST EXPENSE
     Deposits                                                             2,230     2,445
     Borrowings
       Advances from Federal Home Loan Bank                                 499       175
       FDIC Note                                                              -       296
       Savings Bank Notes                                                   217         -
                                                                     ----------  --------
          Total Interest Expense                                          2,946     2,916
                                                                     ----------  --------
     Net Interest Income Before Provision for Loan Losses                 2,909     2,879

Provision for Loan Losses                                                     -         -
                                                                     ----------  --------
     Net Interest Income After Provision for Loan Losses                  2,909     2,879

NONINTEREST INCOME
     Service charges on deposit accounts                                    209       155
     Gain on investment securities transactions                             146        24
     Gain (loss) on sales of mortgage loans                                  94       (10)
     Other                                                                   69       475
                                                                     ----------  --------
                                                                            518       644
                                                                     ----------  --------

OPERATING EXPENSES
     Salaries and employee benefits                                       1,083     1,036
     Occupancy                                                              231       227
     Net cost of operation of real estate owned and repossessions            66        69
     Other                                                                1,095     1,298
                                                                     ----------  --------
                                                                          2,475     2,630
                                                                     ----------  --------
INCOME BEFORE INCOME TAXES                                                  952       893
Income Tax                                                                  334         -
                                                                     ----------  --------
NET INCOME                                                           $      618  $    893
                                                                     ==========  ========

PER SHARE AMOUNTS
Weighted Average Shares Outstanding /(1)/                             1,379,634   600,361
Income Per Share                                                           $.44     $1.49
                                                                     ==========  ========

/(1)/ The calculation of weighted average shares outstanding for the period ended June 30, 1997 includes the weighted average shares outstanding of common stock and common stock equivalents totaling 1,358,259 and 21,375, respectively.

See Notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
First Coastal Corporation and Subsidiary
                                                                                           Six Months Ended June 30,
                                                                                          --------------------------
(in thousands)                                                                              1997                1996
--------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net Income                                                                                $   618            $   893
     Adjustments to reconcile net income to net cash provided by operating activities:
      Writedowns of REO                                                                        20                 44
      Depreciation                                                                            126                142
      Amortization of investment security premium (discounts)                                  30                (18)
      Realized investment securities gains                                                   (146)               (24)
      Realized (gains) losses on assets held for sale                                         (94)                10
      Loans originated and acquired for resale                                             (2,866)            (3,140)
      Sales of loans originated and acquired for sale                                       3,454              2,307
      (Increase) decrease in interest receivable                                               (6)               (79)
      Decrease (increase) in interest payable                                                 (28)               297
      Net change in other assets                                                              656                246
      Net change in other liabilities                                                          (7)               (53)
                                                                                          -------            -------
Net cash provided (used) by operating activities                                            1,757                625
                                                                                          -------            -------

INVESTING ACTIVITIES
     Decrease in federal funds sold                                                             -             10,000
     Sales and maturities of securities available for sale                                  4,646              2,284
     Maturities of securities held to maturity                                              2,001              5,000
     Purchases of investment securities available for sale                                 (8,026)            (9,939)
     Purchases of investment securities held to maturity                                        -             (5,003)
     Net change in loans                                                                   (4,683)             4,965
     Net purchases of premises and equipment                                                 (100)              (307)
                                                                                          -------            -------
Net cash provided (used) by investing activities                                           (6,162)             7,000
                                                                                          -------            -------

FINANCING ACTIVITIES
     Net change in deposits                                                                 2,358             (8,405)
     Proceeds from borrowings                                                               2,000                  -
     Payments on borrowings                                                                  (348)                 -
     Proceeds from issuance of stock options                                                    7                  -
                                                                                          -------            -------
Net cash used by financing activities                                                       4,017             (8,405)
                                                                                          -------            -------

Increase (decrease) in cash and cash equivalents                                             (388)              (780)
Cash and cash equivalents (interest and noninterest bearing) at beginning of period        11,453              8,841
                                                                                          -------            -------
Cash and cash equivalents (interest and noninterest bearing) at end of period             $11,065            $ 8,061
                                                                                          =======            =======

NONCASH INVESTING ACTIVITIES
  Change in unrealized holding losses on investment securities available for sale         $    52            $   176
  Transfer of loans to real estate owned and repossessions                                      -                353

See Notes to consolidated financial statements.

FIRST COASTAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 1997

NOTE A   BASIS OF PRESENTATION
         ---------------------

The accompanying unaudited consolidated financial statements of First Coastal Corporation (the "Company") have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results and other data for the three and six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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

In June 1997, FASB issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 will require that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The requirements of the pronouncement are effective for the Company's fiscal year beginning after December 15, 1997. The impact of this statement on the Company's financial statements has not yet been determined.

In June 1997, FASB issued SFAS No. 131, Financial Reporting for Segments of a Business Enterprise. SFAS No. 131 will require that a public business enterprise report financial and descriptive information about its reportable operating segments. The requirements of this pronouncement are effective for financial statements for the periods beginning after December 15, 1997. The impact of this statement on the Company's financial statements has not yet been determined.

RECAPITALIZATION AND ISSUANCE OF COMMON STOCK

On July 24, 1996, the Company completed its recapitalization plan, whereby the Company repaid in full its promissory note obligation (the "FDIC Note") to the Federal Deposit Insurance Corporation (the "FDIC") in the amount of $9.75 million ($9.0 million loan principal amount plus accrued interest). The funds utilized to repay the obligation came from (i) the sale of 750,000 shares of the Company's common stock at $5.00 per share by means of a registered public offering; (ii) a dividend of $3.2 million from Coastal Savings Bank (the "Bank") to the Company; and (iii) the borrowing of $4.0 million from a group of four Maine savings banks (the "Savings Banks") and the issuance by the Company of promissory notes in the aggregate principal amount of $4.0 million (the "Savings Bank Notes") which matures on December 31, 2001, secured by the pledge by the Company of 100% of the outstanding common stock of the Bank. The public offering resulted in an increase in common stock outstanding from 600,361 shares to 1,357,861 shares, as of July 24, 1996.

DEFINED BENEFIT PLAN

The Board of Directors of Coastal Savings Bank (the "Bank") elected to terminate the Bank's defined benefit plan and implement a 401(k) defined contribution plan. The defined benefit plan was frozen effective July 31, 1997 and will be subsequently terminated effective September 30, 1997. Although the termination of the defined benefit plan is not expected to have a material effect on the Company's financial statements, effective August 1, 1997 the Company currently expects to incur pension expense in the form of matching 401(k) contributions.


INCOME TAXES

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Due to the uncertainty as to whether or not the net operating loss carry forwards would be utilized, and the benefit of net deferred tax assets realized, a full valuation allowance was recorded at December 31, 1995. As a result of the completion of the July 1996 recapitalization, the payoff of the $9.0 million FDIC Note (incurred as a result of the settlement of the cross guaranty claim), and the improved financial condition of the Company, the uncertainties relating to the prospective utilization of the net operating loss carryforwards were reduced, and in accordance with SFAS No. 109, in the fourth quarter of 1996 the valuation allowance against the deferred tax asset was reduced and a $4.8 million income tax benefit was recognized. For financial reporting purposes only, earnings on a going forward basis will be tax effected.

On June 11, 1996 following stockholder approval, the Company filed an amendment to its Restated Certificate of Incorporation which generally provides that no person shall become or make an offer to become the beneficial owner of five percent or more of the Company's voting stock for a three year period, which expires June 11, 1999. This amendment helps to reduce the likelihood that there will be an "ownership change" as defined in Section 382 of the Internal Revenue Code, which could result in a reduction in the amount of net operating loss carryforwards for tax purposes.

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

RESULTS OF OPERATIONS

OVERVIEW

The Company reported net income of $351,000 (or $.25 per share) and $618,000 (or $.44 per share) for the three and six months ended June 30, 1997, compared to net income of $556,000 (or $.93 per share) and $893,000 (or $1.49 per share) for the same respective period in 1996. The results for the three and six months ended June 30, 1997 reflect an income tax expense of $195,000 and $334,000, respectively, as compared to no income tax expense for the three and six months ended June 30, 1996. Additionally, the three and six months ended June 30, 1997 reflect a $94,000 gain resulting from the sale of loan servicing rights relating to $7.9 million of Maine State Housing Authority loans. The year-to-date security/loan gains and losses also includes a $126,000 gain received in the first quarter of 1997. The three and six months ended June 30, 1996 includes a $366,000 gain recorded as noninterest income, received from the sale of the Bank's Kezar Falls branch, and $115,000 of other expenses which were incurred in connection with the Company's recapitalization, which closed July 24, 1996.

NET INTEREST INCOME

Net interest income equaled $2,909,000 and $2,879,000 for the six months ended June 30, 1997 and 1996, respectively (an increase of $30,000). The overall increase in net interest income is, in part primarily attributable to an increase in interest income on securities and cash balances of $79,000, offset by an increase in interest expense of $30,000 resulting from increased borrowing expense. Changes in net interest income are caused by changes in the amount and composition of interest earning assets and interest bearing liabilities, interest rate movements and the repricing of assets and liabilities as a result of these movements, changes in the level of noninterest earning assets and noninterest bearing liabilities and income recognition and income reversals related to noninterest earning assets which become noninterest earning assets.

The following table sets forth, for the periods indicated, information regarding
(i) the total dollar amount of interest income from interest-earning assets and the resultant average yields, (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost, (iii) net interest income, (iv) interest rate spread, and (v) net interest margin.


                                                                     Six Months Ended June 30,
                                                ------------------------------------------------------------------
                                                                1997                            1996
                                                --------------------------------  --------------------------------
                                                Average                           Average
(in thousands)                                  Balance   Interest  Yield /(1)/   Balance   Interest  Yield /(1)/
----------------------------------------------  --------  --------  ------------  --------  --------  ------------
ASSETS:
Cash                                            $  7,842    $  222         5.71%  $ 13,352    $  355         5.35%
Investments                                       29,950       970         6.53     23,826       758         6.40
Loans /(2)/
  Residential real estate mortgages               35,027     1,482         8.53     30,425     1,336         8.83
  Commercial real estate mortgages                48,511     2,294         9.53     49,407     2,464        10.03
  Commercial and industrial loans                  3,250       156         9.69      2,180       111        10.23
  Consumer loans                                  15,171       731         9.71     15,847       771         9.79
                                                --------    ------                --------    ------
    Total loans                                  101,959     4,663         9.22     97,859     4,682         9.62

Total interest earning assets                    139,751     5,855         8.45    135,037     5,795         8.63
Noninterest earning assets                        11,452                             7,313
                                                --------                          --------
  Total assets                                  $151,203                          $142,350
                                                ========                          ========

LIABILITIES:
Deposits
  Savings                                       $ 34,847    $  470         2.72%  $ 39,939    $  553         2.78%
  NOW and money market accounts                   18,728       234         2.52     15,290       170         2.24
  Certificates of deposits                        57,192     1,526         5.38     62,116     1,722         5.57
                                                --------    ------                --------    ------
    Total interest bearing deposits              110,767     2,230         4.06    117,345     2,445         4.19
Borrowings                                        20,561       716         7.02     15,000       471         6.31
                                                --------    ------                --------    ------
  Total interest bearing liabilities             131,328     2,946         4.52%   132,345     2,916         4.43%

Noninterest bearing deposits                       5,675                             4,787
Noninterest bearing liabilities                      175                               962
Stockholders' equity                              14,025                             4,256
                                                --------                          --------
  Total liabilities and stockholders' equity    $151,203                          $142,350
                                                ========                          ========
Net interest income                                         $2,909                            $2,879
                                                            ======                            ======
Net interest rate spread /(3)/                                             3.92%                             4.20%
Net interest margin /(4)/                                                  4.20%                             4.29%

/(1)/  Annualized.
/(2)/ For purposes of these computations, loans held for sale and nonaccrual loans are included in the average loan amounts outstanding.
/(3)/ Return on interest earning assets less cost of interest bearing liabilities.
/(4)/  Net interest income divided by average earning assets.

Interest income for the six months ended June 30, 1997 increased $60,000 as compared to the six months ended June 30, 1996. The increase for the six months ended June 30, 1997 is primarily attributable to an increase of $79,000 in interest earned on cash and investment securities resulting from increased balances of $4.0 million and a 13 basis point increase on the overall yield of securities. This increase is offset in part by a decrease of $19,000 in loan interest income, resulting from a decline in loan yields, from 9.62% at June 30, 1996 to 9.22% at June 30, 1997. This reduced loan yield on the current loan portfolio is mainly attributable to two factors: the change in the composition of the Bank's loan portfolio, in particular the $4.7 million increase in residential real estate mortgages which had an average yield of 8.53% for the six months ended June 30, 1997 and the downward repricing of the loan portfolio on an aggregate basis, resulting from an overall decline in interest rates of certain loan indices utilized by the Company for loan repricing purposes.

Interest expense for the six months ended June 30, 1997 increased $30,000 as compared to the six months ended June 30, 1996. The overall increase is attributable to an increase in interest expense paid on borrowings of $245,000 resulting from $10.7 million in additional FHLB borrowings from June 30, 1996. This was offset in part by a decrease in interest expense on deposits of $215,000 which was largely the result of the sale of the Company's Kezar Falls branch in the second quarter of 1996, including interest bearing deposits totaling approximately $9.3 million.

PROVISION FOR LOAN LOSSES

There was no provision for loan losses expense for the six months ended June 30, 1997 and 1996. The absence of provision for loan losses is attributable to (i) the essentially unchanged level of the allowance for loan losses (the "Allowance"), $2.6 million at June 30, 1997 and $2.7 million at June 30, 1996, and (ii) management's review of the portfolio and its determination of the adequacy of the Allowance as of June 30, 1997.

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

NONINTEREST INCOME

Noninterest income decreased $126,000, from $644,000 for the six months ended June 30, 1996 to $518,000 for the six months ended June 30, 1997. The decline was primarily attributable to (i) the $366,000 gain on the sale of the Bank's Kezar Fall's branch in the second quarter of 1996, and (ii) a $40,000 reduction in fee income on loans serviced for others for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996, which resulted from a reduction in servicing fees received and balances of loans serviced for others. These variances were partially offset by (i) an increase of $122,000 in securities gains and (losses) for the six months ended June 30, 1997 as compared to the same respective period in 1996, (ii) a $94,000 gain in the second quarter of 1997 resulting form the sale of certain loan servicing rights, and (iii) an increase of $54,000 in service charges on deposit accounts for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996.

OPERATING EXPENSES

Operating Expenses declined $155,000 for the six months ended June 30, 1997 as compared to the same respective period in 1996. The six months ended June 30, 1996 included $115,000 of other expenses which were incurred in connection with the Company's recapitalization plan, which closed in July 1996. Additionally, computer expenses declined as a result of the August 1996 conversion from a service bureau environment to an in-house based computer system. These decreases in expenses were offset in part by an increase in salary expense as the Bank has added additional staff and paid associated employment fees.

FINANCIAL CONDITION
-------------------

TOTAL ASSETS

At June 30, 1997, total assets were $152.4 million, representing an increase of $4.7 million (or 3.15%) from total assets of $147.7 million at December 31, 1996. This increase was attributable to a $4.7 million increase in loans (the majority of which are residential real estate), and funded by an increase in borrowings of $1.7 million, an increase in deposits of $2.4 million and $0.7 million in capital, through retained earnings.

INVESTMENTS

The Company's investment portfolio is comprised primarily of U.S. government and agency obligations and also contains miscellaneous equity securities. Total investment securities at June 30, 1997 were $28.2 million compared to $26.7 million at December 31, 1996. This increase is attributable to the purchase of $3.0 million in mortgage-backed securities and $5.0 million in U.S. treasury securities, partially offset by maturities of U.S. treasury securities totaling $1.0 million, sales of mutual funds of $1.0 million, sales of U.S. treasury securities and mortgage backed securities of $2.0 million and $2.0 million of U.S. government agency callable notes which were called during the first quarter of 1997. Investment securities classified as available for sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders' equity. Investment securities held to maturity are stated at cost, adjusted for amortization of bond premiums and accretion of bond discounts.

The following table sets forth the amortized cost and fair value of investment securities for each major security type at June 30, 1997.

                                                 June 30, 1997
                                  -------------------------------------------
                                                   Gross       Gross     Fair
                                   Amortized  Unrealized  Unrealized   Market
(in thousands)                          Cost        Gain        Loss    Value
-----------------------------------------------------------------------------
Available for sale:
 U.S. government obligations          $ 7,933       $  14   $   (15)  $ 7,932
 Mortgage backed securities            12,427          30       (56)   12,401
 Other                                    105           -         -       105
                                      -------       -----   -------   -------
                                      $20,465       $  44   $   (71)  $20,438
                                      =======       =====   =======   =======

Held to maturity:
 U.S. government callable notes       $ 7,801           -   $  (121)  $ 7,680
                                      -------       -----   -------   -------
                                      $ 7,801           -   $  (121)  $ 7,680
                                      =======       =====   =======   =======

The net unrealized loss on investment securities classified as available for sale was $27,000 at June 30, 1997, versus a net unrealized loss of $79,000 at December 31, 1996. The decrease in the unrealized loss on securities available for sale is attributable to a decrease in the market interest rate for investments similar in nature to those contained in the Company's investment portfolio.

The following table represents the contractual maturities for investments in debt securities for each major security type at June 30, 1997.

                                                  June 30, 1997
                                    -----------------------------------------
                                                    Maturing
                                    -----------------------------------------
                                               After One
                                    Within     But Within   After
(in thousands)                      One Year   Five Years   Five Years  Total
-----------------------------------------------------------------------------

Available for sale:
 U.S. government obligations               -     $ 7,932           -  $ 7,932
 Mortgage backed securities                -           -     $12,401   12,401
                                    --------     -------     -------  -------
                                           -     $ 7,932     $12,401  $20,333
                                    ========     =======     =======  =======

Held to maturity:
 U.S. government agency callable
  notes (final maturity)                   -     $ 5,000     $ 2,801  $ 7,801
                                    --------     -------     -------  -------
                                           -     $ 5,000     $ 2,801  $ 7,801
                                    ========     =======     =======  =======

LOANS HELD FOR SALE

Loans held for sale (all of which were residential mortgages carried at market value) equaled $996,000 at June 30, 1997 as compared to $1,490,000 at December 31, 1996, a decrease of $494,000. The outstanding dollar amount of loans held for sale can vary greatly from period to period effected by such factors such as mortgage origination levels, the timing and delivery of loan sales, changes in market interest rates and asset/liability management strategies.

LOANS

Loans consisted of the following:

                                      June 30,  December 31,
                                      ----------------------
(in thousands)                          1997       1996
------------------------------------------------------------

Real estate mortgage loans:
  Residential                           $ 35,434  $30,981
  Commercial                              47,038   48,456
  Real estate construction loans           1,323      769
Commercial and industrial loans            4,355    3,059
Consumer and other loans                  15,069   15,281
                                        --------  -------
                                        $103,219  $98,546
                                        ========  =======

Loans increased $4.7 million (or 4.7%) at June 30, 1997 as compared to December 31, 1996. The increases were primarily in the residential mortgage category and attributable to new originations by the Bank.

ALLOWANCE FOR LOAN LOSSES ("ALLOWANCE")

The Company's Allowance was $2.6 million and $2.7 million, at June 30, 1997 and December 31, 1996, respectively. The Allowance represented 2.54% and 2.71% of total loans, and 91.46% and 124.29% of nonperforming loans, at June 30, 1997 and December 31, 1996, respectively.

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

NONPERFORMING ASSETS

Information with respect to nonperforming assets is set forth below:

                                            June 30,    December 31,
                                            ------------------------
(in thousands)                                 1997        1996
--------------------------------------------------------------------

Nonaccrual loans                             $2,787        $1,944
Accruing loans past due 90 days or more          82           201
Restructured loans                                -             -
Real estate owned and repossessions             192           478
                                             ------        ------
Total                                        $3,061        $2,623
                                             ======        ======


Nonperforming assets increased $438,000 at June 30, 1997 compared to December 31, 1996 as a result of a single loan totaling $1.2 million being classified as nonaccrual. This was offset in part by a decline in accruing loans past due 90 days or more and a reduction in REO.

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

IMPAIRED LOANS

Management reviews the loan portfolio to determine which loans should be classified as impaired. If management believes that it is probable that there will be a loss of scheduled principal or interest, then such loans are determined to be impaired. At June 30, 1997, the recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114 totaled $2,814,000, as compared to $3,845,000 at December 31, 1996. The corresponding portion of the Allowance allocated against these loans ("Allocated Reserves") was $448,000 as of June 30, 1997. An amount equal to $2,747,000 of the $2,814,000 total impaired loans were classified as nonaccrual and the remaining $67,000 were classified as potential problem loans at June 30, 1997. The income recorded on a cash basis relating to impaired loans equaled $52,000 and the average balance of outstanding impaired loans was $3.1 million. The preponderance of the impaired loans were secured by real estate at June 30, 1997 and accounted for by the lower of the fair value of the collateral (net of the $448,000 Allocated Reserves) or amortized loan value.

REAL ESTATE OWNED ("REO")

REO consists of properties acquired through mortgage loan foreclosure proceedings, repossessions or in full or partial satisfaction of outstanding loan obligations. At June 30, 1997, REO totaled approximately $192,000, consisting of $66,000 in 1-4 family residential real estate, $90,000 in land and $36,000 in other repossessed assets.

LIQUIDITY - BANK

Deposits totaled $117.4 million at June 30, 1997, an increase of $2.4 million (or 2.05%) from the level of $115.1 million at December 31, 1996.

Deposit balances were as follows:

                                         June 30,   December 31,
                                         -----------------------
(in thousands)                             1997         1996
----------------------------------------------------------------

Noninterest bearing demand deposits     $  6,356      $  5,790
Interest bearing demand deposits          18,872        15,090
Savings and escrow deposits               34,787        36,445
Time deposits                             57,428        57,760
                                        --------      --------
  Total                                 $117,443      $115,085
                                        ========      ========


The increase in deposit levels is primarily attributable to a single new municipal money market checking account opened in the first quarter of 1997, with a balance at June 30, 1997 of $1.5 million.

LIQUIDITY - COMPANY

On a parent company only basis ("parent"), the Company conducts no separate operations. Its business consists of the operations of its banking subsidiary. In addition to debt service relating to the Savings Bank Notes in the aggregate principal amount of $4.0 million, the Company's expenses consist primarily of Delaware franchise taxes associated with the Company's authorized capital stock, and certain legal and various other expenses. Expenses, including certain audit and professional fees, insurance and other expenses, are allocated between the

Bank and the Company based upon the relative benefits derived. At June 30, 1997, the parent's assets consisted of $457,000 in cash.

Payment of dividends by the Company on its stock is subject to various restrictions. Among these restrictions is a requirement under Delaware corporate law that dividends may be paid by the Company out of its surplus or, in the event there is no surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

In addition, as a condition to the approval by the Maine Bureau of Banking of the payment on July 24, 1996 of the dividend in the amount of $3.2 million by the Bank to the Company in connection with the recapitalization of the Company, the Maine Bureau of Banking required the Company to agree that it would not pay cash dividends to its stockholders as long as the Company's debt to equity ratio (on a parent company only basis) exceeds 25% without the prior approval of the Maine Bureau of Banking. The Company's debt to equity ratio (on a parent company only basis) at June 30, 1997 equaled 28.44%.

The principal source of cash for the Company would normally be a dividend from the Bank. Certain restrictions exist, however, regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances. Maine corporate law generally provides that dividends may only be paid out of unreserved and unrestricted earned surplus or unreserved and unrestricted net earnings of the current fiscal year and the next preceding fiscal year taken as a single period. Maine banking law also imposes certain restrictions, including the requirement that the Bank establish and maintain adequate levels of capital as set forth in rules adopted by the Maine Bureau of Banking.

In addition the Loan Agreement, dated July 24, 1996, between the Company and the Savings Banks contains certain terms, restrictions and covenants, including covenants restricting the amount of borrowings that may be incurred by the Company and the Bank, restrictions regarding the conditions under which cash dividends may be paid by the Company (including a prohibition of the payment of cash dividends to its stockholders as long as the Company's debt-to-equity ratio on a parent-only basis exceeds 30%), and a requirement that the Company and the Bank maintain certain minimum capital ratios.

On March 26, 1997, July 24, 1996, May 3, 1996, November 13, 1995 and November 30, 1994, the Bank paid the Company cash dividends of $500,000, $3,200,000, $200,000, $200,000 and $175,000, respectively.

The Company suspended the payment of cash dividends to its stockholders in the fourth quarter of 1989 and has not paid any cash dividends to its stockholders since that time.

CAPITAL - BANK

The table below sets forth the regulatory capital requirements and capital ratios for the Bank at June 30, 1997 and December 31, 1996:

                                                         June 30,   December 31,
                                                        ------------------------
(dollars in thousands)                                      1997         1996
--------------------------------------------------------------------------------

Tier 1 capital (Leverage) to total assets /(1)/ratio
------------------------------------------------------
          Qualifying capital                                $ 13,496   $ 12,738
          Actual %                                              9.16%      9.28%
          Minimum requirement for capital adequacy %            4.00%      4.00%
          Average quarterly assets                          $147,331   $137,317

Tier 1 capital to risk-weighted assets
------------------------------------------------------
          Qualifying capital                                $ 13,496   $ 12,738
          Actual %                                             15.06%     14.31%
          Minimum requirement for capital adequacy %            4.00%      4.00%

Total capital to risk-weighted assets
             (Tier 1 and Tier 2)
------------------------------------------------------
          Qualifying capital                                $ 14,635   $ 13,888
          Actual %                                             16.33%     15.60%
          Minimum requirement for capital adequacy %            8.00%      8.00%
          Risk-weighted assets                              $ 89,605   $ 89,026

/(1)/ Calculated on an average quarterly basis.

CAPITAL - COMPANY

The table below sets forth the regulatory capital requirements and capital ratios for the Company at June 30, 1997 and December 31, 1996:

                                                         June 30,     December 31,
                                                        --------------------------
(dollars in thousands)                                     1997         1996
----------------------------------------------------------------------------------

Tier 1 capital (Leverage) to total assets /(1)/ratio
------------------------------------------------------
          Qualifying capital                            $   10,074     $  9,104
          Actual %                                            6.84%        6.62%
          Minimum requirement for capital adequacy %     4.00-5.00%   4.00-5.00%
          Average quarterly assets                      $  147,273     $137,488

Tier 1 capital to risk-weighted assets
------------------------------------------------------
          Qualifying capital                            $   10,074     $  9,104
          Actual %                                           11.23%       10.21%
          Minimum requirement for capital adequacy %          4.00%        4.00%

Total capital to risk-weighted assets
             (Tier 1 and Tier 2)
------------------------------------------------------
          Qualifying capital                            $   11,213     $ 10,291
          Actual %                                           12.51%       11.54%
          Minimum requirement for capital adequacy %          8.00%        8.00%
          Risk-weighted assets                          $   89,668     $ 89,162

/(1)/ Calculated on an average quarterly basis.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------

  As of June 30, 1997, there were various claims and lawsuits pending against the Company incidental to the ordinary course of business. In the opinion of management, after consultation with legal counsel, resolution of these matters is not expected to have a material effect on the Company's consolidated financial position or results of operations.

Item 2.  Changes in Securities
------------------------------

  Not applicable.

Item 3. Defaults Upon Senior Securities
---------------------------------------

  Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

(a) The 1997 Annual Meeting of Stockholders of the Company was held on May 21, 1997.

(b) Nominees: Normand E. Simard and Edward K. Simensky were elected for three-year terms to expire in 2000. The continuing directors are Dennis D. Byrd, Gregory T. Caswell, David B. Hawkes, Roger E. Klein and Charles A. Stewart III.

(c) The results of the voting at the 1997 Annual Meeting of Stockholders (pursuant to a record date of April 16, 1997) were as follows:

    (i) Election of Directors. 1,007,871 shares were voted to elect nominee Normand E. Simard and Edward K. Simensky as a directors of the Company for three year terms and 81,143 shares were voted to withhold authority.

    (ii) Ratification of Coopers & Lybrand L.L.P. as Independent Public Accountants for the year ending December 31, 1997. For: 1,039,031;
         Against: 48,780; Abstain: 1,203.

(d)  Not applicable.

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

     27         Financial Data Schedule

(b) No Reports on Form 8-K were filed by the Company during the second quarter of 1997.

                           FIRST COASTAL CORPORATION


                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    FIRST COASTAL CORPORATION


Date: August 14, 1997               By:  /s/ Gregory T. Caswell
                                         -------------------------------------
                                         Gregory T. Caswell
                                         President and Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: August 14, 1997               By:  /s/ Gregory T. Caswell
                                         -------------------------------------
                                         Gregory T. Caswell
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)


Date: August 14, 1997               By:  /s/ Dennis D. Byrd
                                         ------------------------------------
                                         Dennis D. Byrd
                                         Treasurer
                                         (Principal Financial and Accounting
                                          Officer)

                                 EXHIBIT INDEX

Exhibit No.         Description of Exhibit
-----------         ----------------------

27                  Financial Data Schedule