Form 10-Q
period 1997-09-30
FIRST COASTAL CORP
filed 1997-11-07
CIK 802763

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


(Mark one):    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended SEPTEMBER 30, 1997

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     The number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date, is:

          Class:  COMMON STOCK, PAR VALUE $1.00 PER SHARE

          Outstanding at October 30, 1997:   1,359,194 shares

                                     INDEX

                    FIRST COASTAL CORPORATION AND SUBSIDIARY

PART I -  FINANCIAL INFORMATION
          ---------------------
                                                                                          Page
                                                                                          ----

     Item 1.   Financial Statements

               Consolidated Balance Sheets (Unaudited) as of September 30, 1997 and
               December 31, 1996                                                            3

               Consolidated Statements of Operations (Unaudited) for the three months
               ended September 30, 1997 and 1996                                            4

               Consolidated Statements of Operations (Unaudited) for the nine months
               ended September 30, 1997 and 1996                                            5

               Consolidated Statements of Cash Flows (Unaudited) for the nine months
               ended September 30, 1997 and 1996                                            6

               Notes to Consolidated Financial Statements (Unaudited),
               September 30, 1997                                                           7

     Item 2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                                    8


PART II -      OTHER INFORMATION
               -----------------

     Item 1.   Legal Proceedings                                                           18

     Item 2.   Changes in Securities and Use of Proceeds                                   18

     Item 3.   Defaults Upon Senior Securities                                             18

     Item 4.   Submission of Matters to a Vote of Security Holders                         18

     Item 5.   Other Information                                                           18

     Item 6.   Exhibits and Reports on Form 8-K                                            18

SIGNATURES                                                                                 20

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
First Coastal Corporation and Subsidiary

                                                                                           September 30,   December 31,
                                                                                    -----------------------------------
(in thousands)                                                                                      1997           1996
-----------------------------------------------------------------------------------------------------------------------

ASSETS
Noninterest earning deposits and cash                                                           $  4,297       $  2,898
Interest earning deposits                                                                          8,574          8,555
                                                                                                --------       --------
 Cash and cash equivalents                                                                        12,871         11,453

Investment securities:
 Available for sale (at market value)                                                             13,079         16,890
 Held to maturity (at amortized cost)                                                              7,801          9,802
                                                                                                --------       --------
                                                                                                  20,880         26,692

Federal Home Loan Bank stock (at cost)                                                             1,315          1,315
Loans held for sale (at lower of cost or market)                                                   2,015          1,490

Loans                                                                                            104,376         98,546
Less: Deferred loan fees, net                                                                        (80)           (31)
      Allowance for loan losses                                                                   (2,650)        (2,666)
                                                                                                --------       --------
                                                                                                 101,646         95,849

Premises and equipment, net                                                                        3,443          3,428
Accrued income receivable                                                                            901          1,079
Real estate owned and repossessions                                                                  180            478
Deferred tax asset                                                                                 4,299          4,811
Other assets                                                                                       1,021          1,139
                                                                                                --------       --------
 TOTAL ASSETS                                                                                   $148,571       $147,734
                                                                                                ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits                                                                                        $116,332       $115,085
Advances from Federal Home Loan Bank                                                              14,475         15,000
Savings Bank Notes                                                                                 3,000          4,000
Accrued expenses and other liabilities                                                               279            261
                                                                                                --------       --------
  TOTAL LIABILITIES                                                                              134,086        134,346

STOCKHOLDERS' EQUITY
Preferred Stock, $1.00 par value; Authorized 1,000,000 shares; none outstanding
Common Stock, $1.00 par value; Authorized 6,700,000 shares; issued and outstanding as of September 30, 1997 and December 31, 1996 - 1,359,194 and 1,357,861
   shares, respectively                                                                            1,359          1,358
Paid-in Capital                                                                                   31,746         31,740
Retained earnings (deficit)                                                                      (18,679)       (19,631)
Unrealized gain (loss) on available for sale securities                                               59            (79)
                                                                                                --------       --------
  TOTAL STOCKHOLDERS' EQUITY                                                                      14,485         13,388
                                                                                                --------       --------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                   $148,571       $147,734
                                                                                                ========       ========

See Notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
First Coastal Corporation and Subsidiary

                                                       Three Months Ended September 30,
                                                       --------------------------------
(in thousands, except per share amounts)                               1997        1996
---------------------------------------------------------------------------------------
INTEREST AND DIVIDEND INCOME
 Interest and fees on loans                                      $    2,453  $    2,248
 Interest and dividends on investment securities                        423         423
 Other interest income                                                  126          82
                                                                 ----------  ----------
   Total Interest and Dividend Income                                 3,002       2,753
                                                                 ----------  ----------
INTEREST EXPENSE
 Deposits                                                             1,122       1,151
 Borrowings
   Advances from Federal Home Loan Bank                                 224          89
   FDIC Note                                                              -          39
   Savings Bank Notes                                                   175          81
                                                                 ----------  ----------
      Total Interest Expense                                          1,521       1,360
                                                                 ----------  ----------
 Net Interest Income Before Provision for Loan Losses                 1,481       1,393

Provision for Loan Losses                                                 -           -
                                                                 ----------  ----------
 Net Interest Income After Provision for Loan Losses                  1,481       1,393

NONINTEREST INCOME
 Service charges on deposit accounts                                    124          90
 Gain on investment securities transactions                              98          14
 Gain on sales of mortgage loans                                         11           5
 Other                                                                   50          54
                                                                 ----------  ----------
                                                                        283         163
                                                                 ----------  ----------

OPERATING EXPENSES
 Salaries and employee benefits                                         608         531
 Occupancy                                                               67         101
 Net cost of operation of real estate owned and repossessions            27          (8)
 Other                                                                  550         674
                                                                 ----------  ----------
                                                                      1,252       1,298
                                                                 ----------  ----------
INCOME BEFORE INCOME TAXES                                              512         258
Income tax expense (benefit)                                            178         (48)
                                                                 ----------  ----------
NET INCOME                                                       $      334  $      306
                                                                 ==========  ==========
PER SHARE AMOUNTS
Weighted Average Shares Outstanding /(1)/                         1,386,530   1,160,252
Income Per Share                                                 $      .24  $      .26
                                                                 ==========  ==========

/(1)/ The calculation of weighted average shares outstanding for the three months ended September 30, 1997 includes the weighted average shares outstanding of common stock and common stock equivalents totaling 1,359,194 and 27,336, respectively.

See Notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
First Coastal Corporation and Subsidiary

                                                      Nine Months Ended September 30,
                                                  -----------------------------------
(in thousands, except per share amounts)                               1997      1996
-------------------------------------------------------------------------------------
INTEREST AND DIVIDEND INCOME
 Interest and fees on loans                                      $    7,116  $  6,930
 Interest and dividends on investment securities                      1,393     1,181
 Other interest income                                                  348       437
                                                                 ----------  --------
   Total Interest and Dividend Income                                 8,857     8,548
                                                                 ----------  --------

INTEREST EXPENSE
 Deposits                                                             3,352     3,596
 Borrowings
   Advances from Federal Home Loan Bank                                 723       264
   FDIC Note                                                              -       335
   Savings Bank Notes                                                   392        81
                                                                 ----------  --------
      Total Interest Expense                                          4,467     4,276
                                                                 ----------  --------
 Net Interest Income Before Provision for Loan Losses                 4,390     4,272

Provision for Loan Losses                                                 -         -
                                                                 ----------  --------
 Net Interest Income After Provision for Loan Losses                  4,390     4,272

NONINTEREST INCOME
 Service charges on deposit accounts                                    333       245
 Gain on investment securities transactions                             244        38
 Gain (loss) on sales of mortgage loans                                 105        (5)
 Other                                                                  119       529
                                                                 ----------  --------
                                                                        801       807
                                                                 ----------  --------
OPERATING EXPENSES
 Salaries and employee benefits                                       1,691     1,567
 Occupancy                                                              298       328
 Net cost of operation of real estate owned
 and repossessions                                                       93        61
 Other                                                                1,645     1,972
                                                                 ----------  --------
                                                                      3,727     3,928
                                                                 ----------  --------
INCOME BEFORE INCOME TAXES                                            1,464     1,151
Income tax expense (benefit)                                            512       (48)
                                                                 ----------  --------
NET INCOME                                                       $      952  $  1,199
                                                                 ==========  ========
PER SHARE AMOUNTS
Weighted Average Shares Outstanding /(1)/                         1,382,354   788,354
Income Per Share                                                       $.69     $1.52
                                                                 ==========  ========

/(1)/ The calculation of weighted average shares outstanding for the period ended September 30, 1997 includes the weighted average shares outstanding of common stock and common stock equivalents totaling 1,358,574 and 23,780, respectively.

See Notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
First Coastal Corporation and Subsidiary

                                                                          Nine Months Ended September 30,
                                                                      -----------------------------------
(in thousands)                                                                             1997      1996
---------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
 Net Income                                                                            $    952   $ 1,199
 Adjustments to reconcile net income to net cash provided by operating activities:
   Writedowns of REO                                                                         36         5
   Depreciation                                                                             234       201
   Amortization of investment security premium (discounts)                                   40       (25)
   Realized investment securities gains                                                    (244)      (38)
   Realized (gains) losses on assets held for sale                                         (105)        5
   Loans originated and acquired for resale                                              (5,761)   (4,799)
   Proceeds from sales of loans                                                           5,341     3,645
   Decrease in accrued interest receivable                                                  178        69
   Increase (decrease) in accrued interest payable                                           10      (508)
   Net change in other assets                                                               892       294
   Net change in other liabilities                                                            8       (95)
                                                                                       --------   -------
Net cash provided (used) by operating activities                                          1,581       (47)
                                                                                       --------   -------
INVESTING ACTIVITIES
 Decrease in federal funds sold                                                               -    10,000
 Sales and maturities of securities available for sale                                   14,320     6,371
 Maturities of securities held to maturity                                                2,001     5,000
 Purchases of investment securities available for sale                                  (10,167)   (9,939)
 Purchases of investment securities held to maturity                                          -    (5,003)
 Net change in loans                                                                     (5,797)    3,637
 Net purchases of premises and equipment                                                   (249)     (340)
                                                                                       --------   -------
Net cash provided by investing activities                                                   108     9,726
                                                                                       --------   -------
FINANCING ACTIVITIES
 Net change in deposits                                                                   1,247    (7,629)
 Proceeds from borrowings                                                                 2,000     4,000
 Payments on borrowings                                                                  (3,525)   (9,000)
 Proceeds from sale of Common Stock                                                           -     3,178
 Proceeds from issuance of stock options                                                      7         -
                                                                                       --------   -------
Net cash used by financing activities                                                      (271)   (9,451)
                                                                                       --------   -------

Increase in cash and cash equivalents                                                     1,418       228
Cash and cash equivalents (interest and noninterest bearing)
 at beginning of period                                                                  11,453     8,841
                                                                                       --------   -------
Cash and cash equivalents (interest and noninterest bearing)
 at end of period                                                                      $ 12,871   $ 9,069
                                                                                       ========   =======
NONCASH INVESTING ACTIVITIES
  Change in unrealized holding losses on investment securities
  available for sale                                                                   $    138   $   170
  Transfer of loans to real estate owned and repossessions                                    -       505

See Notes to consolidated financial statements.

FIRST COASTAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 1997

NOTE A   BASIS OF PRESENTATION
         ---------------------

The accompanying unaudited consolidated financial statements of First Coastal Corporation (the "Company") have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results and other data for the three and nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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

In June 1997, FASB issued SFAS No. 131, Financial Reporting for Segments of a Business Enterprise. SFAS No. 131 will require that a public business enterprise report financial and descriptive information about its reportable operating segments. The requirements of this pronouncement are effective for financial statements for the periods beginning after December 15, 1997. The requirements of this pronouncement are not expected to have a material effect on the Company's financial statements.

RECAPITALIZATION AND ISSUANCE OF COMMON STOCK

On July 24, 1996, the Company completed its recapitalization plan, whereby the Company repaid in full its promissory note obligation (the "FDIC Note") to the Federal Deposit Insurance Corporation (the "FDIC") incurred as a result of the settlement of the cross guaranty claim in the amount of $9.75 million ($9.0 million loan principal amount plus accrued interest). The funds utilized to repay the obligation came from (i) the sale of 750,000 shares of the Company's common stock at $5.00 per share by means of a registered public offering; (ii) a dividend of $3.2 million from Coastal Savings Bank (the "Bank") to the Company; and (iii) the borrowing of $4.0 million from a group of four Maine savings banks (the "Savings Banks") pursuant to which the Company issued promissory notes in the aggregate principal amount of $4.0 million (the "Savings Bank Notes") which matures on December 31, 2001, secured by the pledge by the Company of 100% of the outstanding common stock of the Bank. The public offering and certain concurrent restricted stock awards to the Company's executive officers resulted in an increase in common stock outstanding from 600,361 shares to 1,357,861 shares, as of July 24, 1996.

DEFINED BENEFIT PLAN

The Board of Directors of the Bank terminated the Bank's defined benefit plan and implemented a 401(k) defined contribution plan. The defined benefit plan was frozen effective July 31, 1997 and terminated effective September 30, 1997. The termination of the defined benefit plan is not expected to have a material effect on the Company's financial statements. Effective August 1, 1997, the Bank began to incur pension expense in the form of matching 401(k) contributions.

INCOME TAXES

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Due to the uncertainty as to whether or not the net operating loss carryforwards would be utilized, and the benefit of net deferred tax assets realized, a full valuation allowance was recorded at December 31, 1995. As a result of the completion of the July 1996 recapitalization, the payoff of the $9.0 million FDIC Note, and the improved financial condition of the Company, the uncertainties relating to the prospective utilization of the net operating loss carryforwards were reduced, and in accordance with SFAS No. 109, in the fourth quarter of 1996 the valuation allowance against the deferred tax asset was reduced and a $4.8 million income tax benefit was recognized. For financial reporting purposes, subsequent to January 1, 1997, earnings are reported on a tax effected basis.

On June 11, 1996 following stockholder approval, the Company filed an amendment to its Restated Certificate of Incorporation which generally provides that no person shall become or make an offer to become the beneficial owner of five percent or more of the Company's voting stock for a three year period, which expires June 11, 1999. This amendment was intended to reduce the likelihood that there would be an "ownership change" as defined in Section 382 of the Internal Revenue Code, which could result in a reduction in the amount of net operating loss carryforwards for tax purposes.

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

RESULTS OF OPERATIONS

OVERVIEW

The Company reported net income of $334,000 (or $.24 per share) and $952,000 (or $.69 per share) for the three and nine months ended September 30, 1997, compared to net income of $306,000 (or $.26 per share) and $1,199,000 (or $1.52 per share) for the same respective period in 1996. The results for the three and nine months ended September 30, 1997 reflect an income tax expense of $178,000 and $512,000, respectively, as compared to an income tax benefit of $48,000 for the three and nine months ended September 30, 1996. The Company made an unscheduled principal payment to the Savings Banks of $1 million against its $4 million Savings Bank Notes obligation, incurred in connection with the Company's recapitalization which closed July 24,1996. As a result of the $1 million payment, the Company incurred additional interest expense of $65,000 in the form of a $40,000 prepayment penalty and a $25,000 expense relating to the accelerated recognition of expenses incurred in connection with origination of the loan and which were previously being amortized. The three and nine months ended September 30, 1997 reflect security/loan gains of $109,000 and $349,000, as compared to $19,000 and $33,000 for the same respective periods in 1996. The nine months ended September 30, 1996 includes a $366,000 gain recorded as noninterest income, received from the sale of the Bank's Kezar Falls branch, and $170,000 of other expenses which were incurred in connection with the Company's July 1996 recapitalization.

NET INTEREST INCOME

Net interest income equaled $1.5 million and $4.4 million for the three and nine months ended September 30, 1997, as compared to $1.4 million and $4.3 million for the three and nine months ended September 30, 1996. The overall increase in net interest income is primarily attributable to an increase in loan balances, offset in part by an increase in borrowing expense (as described more fully below).

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

                                                                 Nine Months Ended September 30,
                                               ------------------------------------------------------------------
                                                              1997                          1996
                                               -------------------------------   -------------------------------
                                               Average                           Average
(in thousands)                                 Balance   Interest  Yield /(1)/   Balance   Interest  Yield /(1)/
---------------------------------------------  --------  --------  ------------  --------  --------  ------------
ASSETS:
Cash                                           $  8,323    $  348     5.59%     $ 10,894  $    437         5.35%
Investments                                      28,429     1,393     6.55        24,546     1,181         6.43
Loans /(2)/
 Residential real estate mortgages               36,266     2,318     8.54        30,759     1,999         8.68
 Commercial real estate mortgages                47,987     3,413     9.51        49,051     3,594         9.79
 Commercial and industrial loans                  3,733       277     9.91         2,230       171        10.22
 Consumer loans                                  15,115     1,108     9.80        15,722     1,166         9.90
                                               --------  --------               --------  --------
   Total loans                                  103,101     7,116     9.23        97,762     6,930         9.47

Total interest earning assets                   139,853     8,857     8.47       133,202     8,548         8.57
Noninterest earning assets                       11,071                            7,212
                                               --------                         --------
  Total assets                                 $150,924                         $140,414
                                               ========                         ========
LIABILITIES:
Deposits
 Savings                                       $ 34,956    $  711     2.72%     $ 39,108    $  810         2.77%
 NOW and money market accounts                   18,375       340     2.48        15,127       255         2.25
 Certificates of deposits                        57,122     2,301     5.39        61,239     2,531         5.52
                                               --------  --------               --------  --------
   Total interest bearing deposits              110,453     3,352     4.06       115,474     3,596         4.16
Borrowings                                       19,852     1,115     7.50        13,741       680         6.61
                                               --------  --------               --------  --------
 Total interest bearing liabilities             130,305     4,467     4.58%      129,215     4,276         4.42%

Noninterest bearing deposits                      6,138                            5,121
Noninterest bearing liabilities                     186                              658
Stockholders' equity                             14,295                            5,420
                                               --------                         --------

 Total liabilities and stockholders' equity    $150,924                         $140,414
                                               ========                         ========
Net interest income                                        $4,390                           $4,272
                                                           ======                           ======
Net interest rate spread/(3)/                                         3.89%                                4.15%
Net interest margin /(4)/                                             4.20%                                4.28%

/(1)/    Annualized.
/(2)/ For purposes of these computations, loans held for sale and nonaccrual loans are included in the average loan amounts outstanding.
/(3)/    Return on interest earning assets less cost of interest bearing liabilities.
/(4)/    Net interest income divided by average earning assets.

Interest income for the three and nine months ended September 30, 1997 increased $249,000 and $309,000, respectively, as compared to the three and nine months ended September 30, 1996. The increase for the nine months ended September 30, 1997 is primarily attributable to an increase of $186,000 in interest earned on loans, resulting from a $5.4 million increase in average loan balances, offset in part by a decrease in loan yields of 24 basis points. This reduced loan yield on the current loan portfolio is mainly attributable to two factors: the change in the composition of the Bank's loan portfolio, in particular the $5.5 million increase in average residential real estate mortgage balances which had an average yield of 8.54% for the nine months ended September 30, 1997 and a decline in the average yield on all of the major loan categories. Additionally, interest earned on cash and investments increased $123,000 as a result of higher yields and balances.

Interest expense for the three and nine months ended September 30, 1997 increased $161,000 and $191,000 as compared to the three and nine months ended September 30, 1996. The overall increase in interest expense for the nine months ended September 30, 1997 is primarily attributable to an increase in interest expense paid on FHLB borrowings of $459,000 resulting from $8.5 million in additional FHLB borrowings as compared to September 30, 1996. Additionally, the Company incurred additional interest expense of $65,000 in the third quarter of 1997 as a result of the $1 million principal payment on the Savings Banks Notes. This was offset in part by a decrease in interest expense on deposits of $244,000 which was largely the result of the sale of the Bank's Kezar Falls branch in the second quarter of 1996, including interest bearing deposits totaling approximately $9.3 million and a ten basis point decline in overall deposit costs.

PROVISION FOR LOAN LOSSES

There was no provision for loan losses expense for the nine months ended September 30, 1997 and 1996. The absence of provision for loan losses is attributable to (i) the essentially unchanged level of the allowance for loan losses (the "Allowance") ($2.7 million at September 30, 1997 and September 30,
1996), and (ii) management's review of the portfolio and its determination of the adequacy of the Allowance as of September 30, 1997.

Although management utilizes its judgment in providing for possible losses, there can be no assurance that the Company will not have to increase its provisions for loan losses in the future as a result of growth in the size of the loan portfolio, a decline in the quality of the loan portfolio, an adverse change in the real estate market or economic conditions in the Company's primary market area, adverse changes in the amount of nonperforming assets, or other reasons, any or all of which could affect the Company's results of operations. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's Allowance. Such agencies may require the Company to recognize changes to the Allowance based on their judgments about information available to them at the time of the examination.

NONINTEREST INCOME

Noninterest income for the three and nine months ended September 30, 1997 equaled $283,000 and $801,000, respectively, as compared to $163,000 and $807,000 for the three and nine months ended September 30, 1996. While noninterest income remained relatively unchanged for the nine months ended September 30, 1997 and 1996, there were changes in the composition of noninterest income. The results for the nine months ended September 30, 1996 include a $366,000 gain on the sale of the Bank's Kezar Falls branch in the second quarter of 1996, and fee income on loans serviced for others declined $35,000 for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996, resulting from a reduction in servicing fees received and balances of loans serviced for others. These variances were partially offset by (i) an increase of $84,000 and $206,000 in securities gains for the three and nine months ended September 30, 1997, respectively, as compared to the same respective period in 1996, (ii) a $94,000 gain in the second quarter of 1997 resulting from the sale of certain loan servicing rights, and (iii) an increase of $34,000 and $88,000 in service charges on deposit accounts for the three and nine months ended September 30, 1997, respectively, as compared to the three and nine months ended September 30, 1996.

OPERATING EXPENSES

Operating Expenses declined $46,000 and $201,000 for the three and nine months ended September 30, 1997, respectively, as compared to the same respective periods in 1996. The nine months ended September 30, 1996 included $170,000 of other expenses which were incurred in connection with the Company's recapitalization, which closed in July 1996. Additionally, the Bank's computer expenses declined as a result of the August 1996 conversion from a service bureau environment to an in-house based computer system. These decreases in expenses were offset in part by (i) an increase in salary expense resulting from the addition of staff at the Bank, including associated employment fees for certain additions, and (ii) an increase in pension expense in the form of matching 401(k) contributions.

FINANCIAL CONDITION
-------------------

TOTAL ASSETS

At September 30, 1997, total assets were $148.6 million, representing an increase of $837,000 from total assets of $147.7 million at December 31, 1996. The increase in total assets was funded primarily by current year earnings. However, total assets declined by $3.8 million from June 30, 1997 to September 30, 1997, which was primarily attributable to the maturity of $2.0 in FHLB borrowings, a $1.0 million cash payment on the Savings Bank Notes and a decline in deposit balances of $1.1 million, offset in part by a $0.4 million increase in equity.

INVESTMENTS

The Company's investment portfolio is comprised primarily of U.S. government and agency obligations and also contains miscellaneous equity securities. Total investment securities at September 30, 1997 were $20.9 million compared to $26.7 million at December 31, 1996. This decrease is attributable to maturities of U.S. treasury securities totaling $1.0 million, sales of mutual funds of $1.0 million, sales of U.S. treasury securities and mortgage backed securities of $10.9 million, a $2.0 million decline in U.S. government agency callable notes ($2.0 million of which were called during the first quarter of 1997), and $1.1 million in amortization of mortgage backed securities, offset in part by the purchase of $5.2 million in mortgage-backed securities and $5.0 million in U.S. treasury securities. Investment securities classified as available for sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders' equity. Investment securities held to maturity are stated at cost, adjusted for amortization of bond premiums and accretion of bond discounts.

The following table sets forth the amortized cost and fair value of investment securities for each major security type at September 30, 1997.

                                                September 30, 1997
                                    -----------------------------------------
                                                    Gross       Gross    Fair
                                    Amortized  Unrealized  Unrealized  Market
(in thousands)                           Cost        Gain        Loss   Value
-----------------------------------------------------------------------------
Available for sale:
 U.S. government obligations          $ 1,984        $  8   $     -   $ 1,992
 Mortgage backed securities            10,936          54        (3)   10,987
 Other                                    100           -         -       100
                                      -------        ----   -------   -------
                                      $13,020        $ 62   $    (3)  $13,079
                                      =======        ====   =======   =======
Held to maturity:
 U.S. government callable notes       $ 7,801           1   $   (52)  $ 7,750
                                      -------        ----   -------   -------
                                      $ 7,801           1   $   (52)  $ 7,750
                                      =======        ====   =======   =======

The net unrealized gain on investment securities classified as available for sale was $59,000 at September 30, 1997, versus a net unrealized loss of $79,000 at December 31, 1996. The increase in the unrealized gain on securities available for sale is attributable to a decrease in the market interest rate for investments similar in nature to those contained in the Company's investment portfolio.

The following table represents the contractual maturities for investments in debt securities for each major security type at September 30, 1997.


                                                September 30, 1997
                                    -----------------------------------------
                                                    Maturing
                                    -----------------------------------------
                                              After One
                                     Within   But Within    After
(in thousands)                      One Year  Five Years  Five Years   Total
----------------------------------  --------  ----------  ----------  -------

Available for sale:
 U.S. government obligations               -      $1,992           -  $ 1,992
 Mortgage backed securities                -           -     $10,987   10,987
                                    --------      ------     -------  -------
                                           -      $1,992     $10,987  $12,979
                                    ========      ======     =======  =======

Held to maturity:
 U.S. government agency callable
   notes (final maturity)                  -      $5,000     $ 2,801  $ 7,801
                                    --------      ------     -------  -------
                                           -      $5,000     $ 2,801  $ 7,801
                                    ========      ======     =======  =======

LOANS HELD FOR SALE

Loans held for sale (all of which were residential mortgages carried at market value) equaled $2.0 million at September 30, 1997 as compared to $1.5 million at December 31, 1996, an increase of $0.5 million. The outstanding dollar amount of loans held for sale can vary greatly from period to period affected by such factors as mortgage origination levels, the timing and delivery of loan sales, changes in market interest rates and asset/liability management strategies.

LOANS

Loans (excluding loan fees) consisted of the following:

                                   September 30,  December 31,
                                   ---------------------------
(in thousands)                              1997          1996
--------------------------------------------------------------

Real estate mortgage loans:
 Residential                            $ 36,076       $30,981
 Commercial                               46,670        48,456
 Real estate construction loans            1,835           769
Commercial and industrial loans            4,596         3,059
Consumer and other loans                  15,199        15,281
                                        --------       -------
    Total                               $104,376       $98,546
                                        ========       =======

Loans increased $5.8 million (or 5.8%) at September 30, 1997 as compared to December 31, 1996. The increases were primarily in the residential mortgage category and attributable to new originations by the Bank.

ALLOWANCE FOR LOAN LOSSES ("ALLOWANCE")

The Company's Allowance was $2.7 million at September 30, 1997 and December 31, 1996. The Allowance represented 2.54% and 2.71% of total loans, and 116.84% and 124.29% of nonperforming loans, at September 30, 1997 and December 31, 1996, respectively.

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

NONPERFORMING ASSETS

Information with respect to nonperforming assets is set forth below:


                                           September 30,  December 31,
                                           ---------------------------
(in thousands)                                      1997          1996
----------------------------------------------------------------------

Nonaccrual loans                                  $2,186        $1,944
Accruing loans past due 90 days or more               82           201
Restructured loans                                     -             -
Real estate owned and repossessions                  180           478
                                                  ------        ------
Total                                             $2,448        $2,623
                                                  ======        ======


Nonperforming assets decreased $175,000 at September 30, 1997 compared to December 31, 1996. The Company continues to hold a large concentration of commercial real estate loans. Deterioration in the local economy or real estate market, upward movements in interest rates, or other factors could have an adverse impact on currently performing loans. These factors could result in an increased incidence of loan defaults and, as a result, an increased level of nonperforming loans.

IMPAIRED LOANS

Management reviews the loan portfolio to determine which loans should be classified as impaired. If management believes that it is probable that there will be a loss of scheduled principal or interest, then such loans are determined to be impaired. At September 30, 1997, the recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114 totaled $2,226,000, as compared to $3,845,000 at December 31, 1996. The corresponding portion of the Allowance allocated against these loans ("Allocated Reserves") was $439,000 as of September 30, 1997. An amount equal to $2,161,000 of the $2,226,000 total impaired loans was classified as nonaccrual and the remaining $65,000 was classified as potential problem loans at September 30, 1997. The income recorded on a cash basis relating to impaired loans equaled $73,000 and the average balance of outstanding impaired loans was $2.8 million. The preponderance of the impaired loans were secured by real estate at September 30, 1997 and accounted for by the lower of the fair value of the collateral (net of the $439,000 Allocated Reserves) or amortized loan value.

REAL ESTATE OWNED ("REO")

REO consists of properties acquired through mortgage loan foreclosure proceedings, repossessions or in full or partial satisfaction of outstanding loan obligations. At September 30, 1997, REO totaled approximately $180,000, consisting of $66,000 in 1-4 family residential real estate, $90,000 in land and $24,000 in other repossessed assets.

LIQUIDITY - BANK

Deposits totaled $116.3 million at September 30, 1997, an increase of $1.2 million (or 1.1%) from the level of $115.1 million at December 31, 1996.

Deposit balances were as follows:

                                       September 30,  December 31,
                                       ---------------------------
(in thousands)                                  1997          1996
------------------------------------------------------------------

Noninterest bearing demand deposits         $  8,215      $  5,790
Interest bearing demand deposits              17,337        15,090
Savings and escrow deposits                   34,466        36,445
Time deposits                                 56,314        57,760
                                            --------      --------
  Total                                     $116,332      $115,085
                                            ========      ========


LIQUIDITY - COMPANY

On a parent company only basis ("parent"), the Company conducts no separate operations. Its business consists of the operations of its banking subsidiary. In addition to debt service relating to the Savings Bank Notes in the aggregate principal amount of $3.0 million, the Company's expenses consist primarily of Delaware franchise taxes associated with the Company's authorized capital stock, and certain legal and various other expenses. Expenses, including certain audit and professional fees, insurance and other expenses, are allocated between the Bank and the Company based upon the relative benefits derived. At September 30, 1997, the parent's assets consisted of $277,000 in cash.

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

In addition, the Loan Agreement, dated July 24, 1996, between the Company and the Savings Banks contains certain terms, restrictions and covenants, including covenants restricting the amount of borrowings that may be incurred by the Company and the Bank, restrictions regarding the conditions under which cash dividends may be paid by the Company, including a prohibition of the payment of cash dividends to its stockholders as long as the Company's debt-to-equity ratio on a parent-only basis exceeds 30%, and a requirement that the Company and the Bank maintain certain minimum capital ratios. The Company's debt-to-equity ratio (on a parent company only basis) at September 30, 1997 equaled 20.71%.

On September 25, 1997 and March 26, 1997, the Bank paid the Company cash dividends of $1,000,000 and $500,000.

The Company suspended the payment of cash dividends to its stockholders in the fourth quarter of 1989 and has not paid any cash dividends to its stockholders since that time.

CAPITAL - BANK

The table below sets forth the regulatory capital requirements and capital ratios for the Bank at September 30, 1997 and December 31, 1996:

                                                        September 30,   December 31,
                                                        -----------------------------
(dollars in thousands)                                           1997           1996
-------------------------------------------------------------------------------------

Tier 1 capital (Leverage) to total assets /(1)/ratio
------------------------------------------------------
 Qualifying capital                                          $ 13,206       $ 12,738
 Actual %                                                        9.02%          9.28%
 Minimum requirement for capital adequacy %                      4.00%          4.00%
 Average quarterly assets                                    $146,334       $137,317

Tier 1 capital to risk-weighted assets
------------------------------------------------------
 Qualifying capital                                          $ 13,206       $ 12,738
 Actual %                                                       14.68%         14.31%
 Minimum requirement for capital adequacy %                      4.00%          4.00%

Total capital to risk-weighted assets
             (Tier 1 and Tier 2)
------------------------------------------------------
 Qualifying capital                                          $ 14,349       $ 13,888
 Actual %                                                       15.95%         15.60%
 Minimum requirement for capital adequacy %                      8.00%          8.00%
 Risk-weighted assets                                        $ 89,955       $ 89,026

/(1)/    Calculated on an average quarterly basis.

On September 25, 1997, the Bank paid the Company a dividend in the amount of $1 million, which was utilized by the Company to make an unscheduled principal payment of the same amount against its $4 million Saving Bank Notes obligation to the Savings Banks, reducing the principal balance of the Savings Bank Notes to $3.0 million.

CAPITAL - COMPANY

The table below sets forth the regulatory capital requirements and capital ratios for the Company at September 30, 1997 and December 31, 1996:

                                                        September 30,   December 31,
                                                        -----------------------------
(dollars in thousands)                                           1997           1996
-------------------------------------------------------------------------------------

Tier 1 capital (Leverage) to total assets /(1)/ratio
------------------------------------------------------
 Qualifying capital                                       $    10,592    $     9,104
 Actual %                                                        7.23%          6.62%
 Minimum requirement for capital adequacy %                 4.00-5.00%     4.00-5.00%
 Average quarterly assets                                 $   146,427    $   137,488

Tier 1 capital to risk-weighted assets
------------------------------------------------------
 Qualifying capital                                       $    10,592    $     9,104
 Actual %                                                       11.77%         10.21%
 Minimum requirement for capital adequacy %                      4.00%          4.00%

Total capital to risk-weighted assets
             (Tier 1 and Tier 2)
------------------------------------------------------
 Qualifying capital                                       $    11,736    $    10,291
 Actual %                                                       13.04%         11.54%
 Minimum requirement for capital adequacy %                      8.00%          8.00%
 Risk-weighted assets                                     $    90,002    $    89,162

/(1)/    Calculated on an average quarterly basis.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------

     As of September 30, 1997, there were various claims and lawsuits pending against the Company incidental to the ordinary course of business. In the opinion of management, after consultation with legal counsel, resolution of these matters is not expected to have a material effect on the Company's consolidated financial position or results of operations.

Item 2.  Changes in Securities and Use of Proceeds
--------------------------------------------------

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

     27  Financial Data Schedule

(b) No Reports on Form 8-K were filed by the Company during the third quarter of 1997.

                           FIRST COASTAL CORPORATION


                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               FIRST COASTAL CORPORATION


Date: November 7, 1997         By:  /s/ Gregory T. Caswell
                                    -------------------------------------
                                    Gregory T. Caswell
                                    President and Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: November 7, 1997         By:  /s/ Gregory T. Caswell
                                    -------------------------------------
                                    Gregory T. Caswell
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


Date: November 7, 1997         By:  /s/ Dennis D. Byrd
                                    -------------------------------------------
                                    Dennis D. Byrd
                                    Treasurer
                                    (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

Exhibit No.         Description of Exhibit
-----------         ----------------------

27                  Financial Data Schedule