Form 10-K
period 1997-12-31
FIRST COASTAL CORP
filed 1998-03-30
CIK 802763

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

        (MARK ONE)
            (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1997
                                       OR
         (   )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________  to __________

                        Commission file number  0-14087

                           FIRST COASTAL CORPORATION
            ------------------------------------------------------
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

     Based upon the closing price of the registrant's Common Stock as of March 23, 1998, the aggregate market value of the Common Stock held by nonaffiliates was $18,698,918.

     As of the close of business on March 23, 1998, there were 1,359,194, shares of the registrant's Common Stock, par value $1.00 per share, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 1997, are incorporated by reference in Part II.

     Portions of the definitive proxy statement for the annual meeting of stockholders to be held May 19, 1998, which the registrant intends to file no later than 120 days after December 31, 1997 are incorporated by reference in
Part III.

                                     PART I

ITEM 1. BUSINESS.

GENERAL

FIRST COASTAL CORPORATION

First Coastal Corporation, a Delaware corporation (the "Company"), is a bank holding company whose sole operating subsidiary is Coastal Bank, a Maine-chartered stock savings bank ("Coastal" or the "Bank"). The Company was organized in January 1987 for the purpose of becoming the parent holding company of Suffield Bank following Suffield Bank's conversion from mutual to stock form. The Company acquired Coastal Bancorp, a Maine corporation ("Bancorp"), which was the bank holding company of Coastal, on April 1, 1987. On September 6, 1991, Suffield Bank was placed in receivership by the Connecticut Department of Banking, leaving the Bank as the Company's sole operating subsidiary. On July 26, 1994, Bancorp was dissolved, and the Bank became a direct wholly-owned subsidiary of the Company.

COASTAL BANK

The Bank was formed in 1981 as a Maine-chartered savings bank through the consolidation of Brunswick Savings Institution and York County Savings Bank, which were organized in 1858 and 1860, respectively. On July 11, 1984, the Bank completed its conversion from mutual form to a Maine stock savings bank.

The Bank had total assets of approximately $146 million at December 31, 1997. The region served by the Bank includes the communities of Portland (beginning March 1998), Westbrook, Topsham, Brunswick, Freeport, Kennebunk and Saco, Maine.

The principal business of the Bank consists of retail and commercial banking, including attracting deposits from the general public and originating residential mortgage, consumer, commercial and industrial loans, and commercial real estate mortgage loans. Deposits at the Bank are federally insured up to the limits provided by law by the Bank Insurance Fund ("BIF"), which is administered by the Federal Deposit Insurance Corporation ("FDIC").

The principal executive offices of the Company and the Bank are located at 36 Thomas Drive, Westbrook, Maine 04092; telephone (207) 774-5000.

This Annual Report on Form 10-K may include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements with regard to the Company's expectations as to its financial results, and other aspects of its business, as well as general economic conditions, may constitute forward-looking statements. Although the Company makes such statements based on assumptions which it believes to be reasonable, there can be no assurance that actual results will not differ materially from the Company's expectations. Accordingly, the Company hereby identifies the following important factors, among others, which could cause results to differ from any results which might be projected, forecasted or estimated based on such forward-looking statements: (i) general economic and competitive conditions in the markets in which the Company operates, and the risks inherent in its operations, (ii) the Company's ability to continue to control its provision for loan losses, noninterest expense, increase earning assets and noninterest income, and maintain its margin, and (iii) the level of demand for new and existing products. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in the forward-looking statements. The Company does not intend to update forward-looking statements.

CERTAIN REGULATORY MATTERS

SATISFACTION OF THE CROSS GUARANTY SETTLEMENT OBLIGATION TO FDIC

On July 24, 1996, the Company completed its recapitalization plan whereby the Company repaid in full its promissory note obligation (the "FDIC Note") to the FDIC in the amount of $9.7 million ($9.0 million loan principal amount plus accrued interest) incurred as a result of the January 1995 settlement of the FDIC cross guaranty claim against the Bank. The cross guaranty claim was the result of the September 1991 failure of Suffield Bank. In 1994, the Company incurred a $9.0 million extraordinary charge to earnings resulting from the issuance of the FDIC Note. Principal and interest under the FDIC Note were deferred until its maturity date, January 31, 1997. The funds utilized to repay the FDIC Note came from (i) the sale of 750,000 shares of the Company's common stock at $5.00 per share by means of a registered public offering; (ii) a dividend of $3.2 million from the Bank to the Company; and (iii) the borrowing of $4.0 million from a group of four Maine savings banks (the "Savings Banks"), secured by the pledge by the Company of 100% of the outstanding common stock of the Bank. For further information see "Note I -- Borrowings" in the Company's 1997 Annual Report to Stockholders.

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

REGULATORY CAPITAL REQUIREMENTS

Under applicable federal regulations, the Company and Coastal are each required to maintain minimum levels of regulatory capital. The Board of Governors of the Federal Reserve System (the "Federal Reserve") has adopted a leverage-based capital requirement of a minimum level of tier 1 capital to total assets of 3.0% for bank holding companies with a composite rating of 1 under the bank holding company rating system. All other bank holding companies are required to maintain a minimum ratio of tier 1 capital to total assets of 4.0% to 5.0%. Under the Federal Reserve's risk-based capital guidelines, bank holding companies also are required to maintain a minimum ratio of tier 1 capital to risk-weighted assets of 4.0% and a minimum ratio of qualifying total capital to risk-weighted assets of 8.0%. The Company's ratios of tier 1 capital to total assets, tier 1 capital to risk-weighted assets, and qualifying total capital to risk-weighted assets of 7.71%, 12.02%, and 13.29%, respectively, at December 31, 1997 were in compliance with such guidelines.

The FDIC has also adopted minimum capital requirements for state non-member banks such as the Bank. Under the minimum leverage capital requirement, insured state non-member banks must maintain a Tier 1 capital to total assets ratio of at least 3% to 5% depending on the CAMELS rating of the bank. At December 31, 1997, the Bank had a Tier 1 capital to total assets ratio of 9.63%. In addition, under such requirements insured non-member banks must maintain a minimum ratio of qualifying total capital to risk-weighted assets of 8.0%, and a minimum ratio of Tier 1 capital to risk-weighted assets of 4.0%. At December 31, 1997, the Bank had a ratio of qualifying total capital to risk-weighted assets of 16.30% and a ratio of Tier 1 capital to risk-weighted assets of 15.03%.

     LENDING ACTIVITIES

     LOAN PORTFOLIO COMPOSITION

     The following table sets forth the composition of the Company's loan portfolio at the dates indicated:

                                                       December 31,
                                   ----------------------------------------------------
(in thousands)                       1997       1996      1995       1994       1993
---------------------------------------------------------------------------------------
Real estate mortgage loans:
  Residential                      $ 33,251   $30,981   $ 30,966   $ 33,158   $ 39,771
  Commercial                         48,705    48,456     50,797     57,997     61,953
Real estate construction loans        1,955       769          -          -        429
Commercial and industrial loans       5,166     3,059      2,524      2,510      3,013
Consumer and other loans             15,227    15,281     16,263     15,991     18,305
                                   --------   -------   --------   --------   --------
Total loans                        $104,304   $98,546   $100,550   $109,656   $123,471
                                   ========   =======   ========   ========   ========

Ratios of loans to:
  Deposits                               91%       86%        80%        84%        88%
  Assets                                 71%       67%        69%        71%        72%


The Bank's loan growth during the period from 1993 to 1996 was limited as a result of several factors. Beginning in the late 1980's, adverse real estate market conditions and a rising interest rate environment in New England limited demand for new loans in the Bank's market area. At approximately this same time, the Bank began to experience significant asset quality problems and significant operating losses, resulting in a curtailment in loan volume as management sought to address these problems. The Bank's ability to grow was further limited due to capital restraints imposed by the FDIC and the Maine Bureau of Banking under the Order to Cease and Desist entered into on January 23, 1992 (the "Order") (the Order was terminated on December 8, 1994 and replaced by the Memorandum of Understanding which was terminated as of September
1996). One requirement of the Order was that the Bank improve its Tier 1 capital to total assets ratio from the December 31, 1991 level of 4.42% to 6.0% by December 31, 1993 (Tier 1 capital to total assets ratio equaled 6.24% at December 31, 1993). This requirement caused management to effect a strategy of selective balance sheet shrinkage, including a reduction in loan originations. The uncertainties with regard to the Bank's prospects and the likelihood it could successfully address its core operating problems, including its asset quality problems, the pre-settlement uncertainties arising from the FDIC cross guaranty claim and the post-settlement uncertainty as to finding a means for repaying the FDIC Note further contributed to the decrease in the size of the Bank's loan portfolio due to borrower concern as to the Bank's future. The Bank's ability to originate commercial and industrial and commercial real estate loans was particularly impacted by borrower uncertainties with regard to the Bank's future until the completion of the Company's recapitalization. Additionally, management's focus on the Bank's asset quality problems, the cross guaranty claim and post-settlement recapitalization plan took away from its ability to devote all efforts and resources to loan growth until the recapitalization was completed.

The Bank initially began expanding its residential and consumer lending capabilities during late 1995. In addition, the combination of continued improvement in overall asset quality and the completion of the Company's recapitalization plan have been beneficial to the Bank's loan origination activities. The completion of the recapitalization also allowed the Bank to focus additional efforts on increasing its loan origination activities and pursuing a strategy of managed growth, with a particular focus on commercial and industrial loans, commercial mortgage loans and residential mortgage loans.

With the opening of the new Portland business office and the expected introduction of comprehensive commercial cash management products (including PC banking for businesses) early in the second quarter of 1998, the Company is undertaking to position itself for commercial loan and deposit growth, with a particular focus on the Greater Portland market.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Loans" in the Company's 1997 Annual Report to Stockholders.

The following table sets forth the maturities of the loan portfolio by loan type as of December 31, 1997:

                                                 After One
                                       Within    But Within    After
(in thousands)                        One Year   Five Years  Five Years   Total
-----------------------------------  ----------  ----------  ----------  --------
Real estate mortgage loans:
 Residential loans                      $    64     $ 1,233    $ 31,954  $ 33,251
 Commercial loans                         4,956      29,636      14,113    48,705
Real estate construction loans            1,955           -           -     1,955
Commercial and industrial loans           2,503       1,733         930     5,166
Consumer and other loans                    142       1,562      13,523    15,227
                                        -------     -------    --------  --------
Total loans                             $ 9,620     $34,164    $ 60,520  $104,304
                                        =======     =======    ========  ========

Fixed interest rate                     $ 3,106     $12,774    $ 21,467  $ 37,347
Variable/adjustable interest rate         6,514      21,390      39,053    66,957
                                        -------     -------    --------  --------
                                        $ 9,620     $34,164     $60,520  $104,304
                                        =======     =======     =======  ========

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

In 1995, the Bank commenced an effort to substantially improve the overall effectiveness of its branch system, including its ability to originate residential and consumer loans. The Bank's residential and consumer loan originations have increased since mid-1995, as set forth below, and most of these loans were originated through the branch system as opposed to the Bank's prior origination strategy which relied heavily upon commission based mortgage originations. While the Bank intends to continue its focus on growth in residential lending in 1998, the level of such lending will depend upon a number of factors, including the level of interest rates, general economic conditions and overall profitability of these loans.

                                                 For the Year Ended December 31,
                                    --------------------------------------------
(in thousands)                                     1997     1996     1995
--------------------------------------------------------------------------------
Originations/(1)/ :
 Residential real estate                          $18,216  $15,581  $4,168
 Consumer                                           3,001    4,249   2,388
                                                  -------  -------  ------
   Total                                          $21,217  $19,830  $6,556
                                                  =======  =======  ======

/(1)/ Includes refinancing of existing portfolio and off balance sheet serviced loans.

The commercial real estate mortgage portfolio of approximately $48.7 million at December 31, 1997, as compared to $48.5 million at December 31, 1996, includes loans secured by apartment buildings, mixed use commercial buildings, retail buildings, office buildings and other income-producing properties. Substantially all of these loans are secured by mortgages on properties located in Maine. The maturities are set forth in the above table.

At December 31, 1997 and 1996, commercial and industrial loans totaled $5.2 million and $3.1 million, respectively. The Bank makes commercial and industrial loans secured by equipment and other corporate or personal assets, including accounts receivable, inventory, marketable securities and real estate. The terms and maturities of commercial loans are negotiated with the borrower, but generally the loans mature in seven years or less and bear interest at a fixed or adjustable rate.

Consumer loans originated by the Bank primarily include automobile, mobile home and boat loans, home improvement loans, loans secured by deposits, lines of credit secured by residential real estate and student loans under the Maine Guaranteed Student Loan Program. The interest on student loans is partially subsidized, and a minimum of 98% of each loan is guaranteed by the federal government. As of December 31, 1997, the Bank had approximately $15.2 million in consumer loans, compared to $15.3 million as of December 31, 1996. All consumer loans originated are reviewed for creditworthiness, adequacy of collateral and the borrowers' ability to repay.

For information on Allowance for Loan Losses and Nonperforming Assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1997 Annual Report to Stockholders.

SECONDARY MARKET ACTIVITY

The Bank is active in secondary market transactions primarily through the sale of long-term, fixed-rate residential mortgage loans that it originates. The sale of these loans is intended to improve the interest rate sensitivity of the Bank's assets (consistent with the Bank's asset liability management policy), generate fee income and provide additional funds for lending and liquidity. In most instances, the Bank seeks to originate longer term fixed-rate mortgages only when commitments to sell these mortgages can readily be obtained. Due to interest rate fluctuations and the timing between the commitment to the borrower and the closing and subsequent sale of the loan in the secondary market, such sales will be made at a premium or discount (depending on the current interest rate environment) and will result in realized gains or losses to the Bank on the transaction.

The Bank is an approved seller and servicer by and for the FNMA. At December 31, 1997, the Bank was servicing $42.9 million of loans which were owned by others, as compared to $50.5 million at December 31, 1996. The decrease of $7.6 million is attributable to the sale of $7.9 million of Maine State Housing Authority loans in the second quarter of 1997.

INVESTMENT ACTIVITIES

The Company's investment portfolio is managed in accordance with a written investment policy adopted by the Board of Directors and reviewed on an annual basis. Under this policy, and in accordance with applicable provisions of the Bank Holding Company Act of 1956, as amended (the "BHCA"), without the prior approval of the Federal Reserve and the Board of Directors, the Company is prohibited from directly or indirectly purchasing shares of any company if such purchase would cause the Company's direct or indirect ownership to equal or exceed 5% of such company's outstanding shares. The Company's investment policy provides that all investment purchases of equity securities initiated by the Bank must receive the advance approval of the Board of Directors of the Bank. The Bank generally is prohibited by the Federal Deposit Insurance Act from acquiring or retaining, directly or indirectly, any equity investment of a type or in an amount that is not permissible for a national bank. The Company's investment portfolio is comprised primarily of U.S. government and agency obligations and equity securities. For a summary of investments, see Item 8, "Financial Statements and Supplementary Data -- Notes A and D."


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

In addition to deposit accounts and advances, Coastal derives funds from loan repayments, sales of loans and returns on investments. Unscheduled loan repayments and scheduled amortization have been a substantial source of funds, while deposit inflows and outflows are significantly influenced by general interest rates, money market and general economic conditions. FHLB advances may also be used on a short-term basis to compensate for reductions in normal sources of funds such as deposit inflows at less than projected levels. The Bank has also been authorized for access to the discount window of the Federal Reserve Bank in its District; however, to date this borrowing source has not been utilized.

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

The Bank's deposit growth has been limited in large part by the same factors discussed under "Lending Activities" above, including the Bank's prior strategy of selectively shrinking the balance sheet. The following table sets forth the Company's deposit balances at the dates indicated:

                                                         December 31,
                                       ------------------------------------------------
(in thousands)                           1997      1996      1995      1994      1993
---------------------------------------------------------------------------------------

Noninterest bearing demand deposits    $  7,599  $  5,790  $  5,128  $  5,425  $  5,871
Interest bearing demand deposits         17,117    15,090    15,741    17,300    18,470
Savings and escrow deposits              34,465    36,445    42,020    48,205    53,655
Time deposits                            55,810    57,760    62,776    59,107    62,591
                                       --------  --------  --------  --------  --------
  Total                                $114,991  $115,085  $125,665  $130,037  $140,587
                                       ========  ========  ========  ========  ========


In April 1996, the Bank sold its branch in Kezar Falls, Maine to Maine Bank & Trust Company. Included in the sale were all of the branch deposits totaling $9.9 million.

The Bank's total deposits for 1997 and 1996 remained essentially unchanged; however, noninterest and interest bearing demand deposits increased $3.8 million in 1997 as compared to 1996, primarily attributable to the new retail deposit program implemented in 1996. As a result of the Bank's strategic focus on commercial business banking, including the implementation of business PC banking, it is anticipated that these deposit categories will continue to increase in 1998. These increases were offset by a $3.9 million decline in savings and certificates of deposit balances. The decline in savings balances is largely reflective of an industry-wide trend, reflecting the continuing impact of deregulation on the banking industry, as well as increased competition for funds from nonbank competitors, including money market and stock mutual funds.

At December 31, 1997, 1996 and 1995, Coastal's deposits consisted of the following:

                                                                                                December 31,
                                                                         ----------------------------------------------------------
                                                                               1997                  1996                 1995
                                                                         ----------------------------------------------------------
                                                                         Average   Average    Average   Average    Average   Average
(dollars in thousands)                                                    Amount     Rate     Amount      Rate      Amount    Rate
-----------------------------------------------------------------------------------------------------------------------------------
Noninterest bearing demand deposits                                      $  6,483        -    $  5,323        -    $  4,973      -
Interest bearing demand deposits                                           18,197     2.45%     14,302     2.22%     15,958   2.24%
Savings deposits                                                           34,831     2.71      39,128     2.76      44,201   2.91
Time deposits                                                              56,801     5.40      60,428     5.51      61,344   5.43
                                                                         --------             --------            ---------
     Total                                                               $116,312             $119,181             $126,476
                                                                         ========             ========            =========

At December 31, 1997, jumbo certificates of deposit maturities and weighted average interest rates were as follows:

                                                                                                Balance         Weighted Average
Maturities (in months)                                                                       (in thousands)       Interest Rate
-----------------------------------------------------------------------------------------------------------------------------------
3 months or less                                                                               $ 1,065                 5.26%
over 3 - 6                                                                                         100                 5.07
over 6 - 12                                                                                        410                 5.33
over 12                                                                                            753                 5.81
                                                                                                 -----
  Total                                                                                        $ 2,328                 5.44%
                                                                                                 =====

As of December 31, 1997, Coastal had no brokered deposits.

BORROWINGS

The following table sets forth the amount of the Company's borrowed funds for the years ended December 31, 1997, 1996 and 1995:

                                                                                        December 31,
                                                                  -----------------------------------------
(in thousands)                                                                    1997     1996     1995
-----------------------------------------------------------------------------------------------------------
FHLB advances                                                                    $13,294  $15,000   $6,000
Savings Bank Notes                                                                 3,000    4,000        -
FDIC Note                                                                              -        -    9,000
                                                                                 -------  -------  -------
                                                                                 $16,294  $19,000  $15,000
                                                                                 =======  =======  =======

The following table sets forth information regarding the weighted average interest expense at December 31 and the highest month end balances of the Company's total borrowings:


(in thousands)                             1997      1996       1995
--------------------------------------------------------------------

Weighted average interest expenses of
 total borrowings                           5.99%     6.64%     5.37%
Highest month end balance of
 total borrowings                        $20,887   $19,000   $10,412


The Bank also has been approved by the Federal Reserve Bank of Boston to obtain liquidity from its discount window. No funds have been, or are currently anticipated to be, obtained from this source.

The Bank estimates that it has approximately $45.3 million in additional short-term borrowing capacity with the FHLB as of December 31, 1997. This amount fluctuates based on qualified collateral.

FEDERAL HOME LOAN BANK

The Bank uses FHLB advances to expand its lending and investment activities and to enhance the Bank's mix of rate-sensitive assets and liabilities, e.g., to extend maturities or to improve liquidity.

At December 31, 1997, the Bank had outstanding $13.3 million in borrowings with a weighted average interest rate of 5.99% from the FHLB of Boston, maturing as follows:

                      Amount Maturing
Due Date               (in thousands)   Interest Rate
------------------------------------------------------

     January 1998             $ 2,000            5.92%
     March 1998                 2,000            5.32
     February 1999              1,000            6.03
     November 2001              5,000            6.25
     November 2001              3,294            6.05
                              -------
                              $13,294
                              =======

SAVINGS BANK NOTES

On July 24, 1996, the Company borrowed $4.0 million from, and issued promissory notes in the aggregate principal amount of $4.0 million (the "Savings Bank Notes") to, the Savings Banks as part of the Company's recapitalization plan, pursuant to which the Company repaid in full the FDIC Note. The Savings Bank Notes bear interest at 10.85% annually, payable quarterly. Beginning June 30, 1998, and semi-annually thereafter, principal payments of $200,000 are required. On September 30, 1997, the Company made an unscheduled principal payment to the Savings Banks of $1.0 million. At the time the Savings Bank Notes mature on December 31, 2001, the unpaid balance of the Savings Bank Notes, based on the scheduled amortization, will be $1.4 million. The Savings Bank Notes are collateralized by a pledge by the Company of all the shares of common stock of the Bank pursuant to a stock pledge agreement between the Company and the Savings Banks.

For additional information on Borrowings, see "Note I -- Borrowings" in the Company's 1997 Annual Report to Stockholders.

EMPLOYEES

As of December 31, 1997, the Company and its subsidiary had 74 full-time equivalent employees.

COMPETITION

The Bank is a full service savings bank with eight banking offices in the southern Maine communities of Portland (beginning March 1998), Westbrook, Brunswick, Topsham, Freeport, Kennebunk and Saco. Competition among financial institutions in the Bank's market area is intense and the Bank competes in obtaining funds and in making loans with other state and national banks, savings and loan associations, consumer financial companies, credit unions and other financial institutions which have far greater financial resources than those available to the Bank. The Bank also faces competition for deposits from money market funds and other securities funds offered by brokerage firms and other similar financial institutions. Competition among financial institutions is based upon interest rates and other credit and service charges, the quality of services rendered, the convenience of banking facilities and in the case of loans to larger commercial borrowers, relative lending limits.


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

Legislation enacted in 1996 and the Federal Reserve's 1997 comprehensive revisions to its bank holding company regulations streamlined certain applications to the Federal Reserve for approval to acquire a bank or nonbanking company or to engage in nonbanking activities that are set forth in the rules and regulations of the Federal Reserve, provided that the holding company is well-capitalized, well-managed, and meets certain other criteria specified in the legislation. In order to qualify as a well-capitalized bank holding company, its lead depository institution must be well-capitalized under the standards set forth under the prompt corrective action regulations of the appropriate federal banking agency and well-capitalized institutions also must control at least 80% of the total risk-weighted assets held by the bank holding company. In order to qualify as well-managed, no institution controlled by the bank holding company can receive the two lowest composite examination ratings as of their most recent examination. Currently, the Company qualifies as well-capitalized and well-managed. At this time, however, the Company has no plans to acquire any bank or nonbanking company or to engage in any new nonbanking activities.

Under the Change in Bank Control Act, persons who intend to acquire control of a bank holding company, acting directly or indirectly, or through or in concert with one or more persons, generally must give 60 days prior written notice to the Federal Reserve. "Control" exists when an acquiring party directly or indirectly has voting control of at least 25% of the bank holding company's voting securities or the power to direct the management or policies of the company. Under Federal Reserve regulations, a rebuttable presumption of control arises with respect to an acquisition where, after the transaction, the acquiring party has ownership, control or the power to vote at least 10% (but less than 25%) of any class of a company's voting securities if (i) the company has securities registered under Section 12 of the Securities Exchange Act of 1934 or (ii) immediately after the transaction no other person will own a greater proportion of that class of voting securities. The Federal Reserve may disapprove a proposed acquisition of control by a person on certain specified grounds.

As a bank holding company, the Company is subject to capital adequacy guidelines of the Federal Reserve. The guidelines apply on a consolidated basis to bank holding companies with consolidated assets of $150 million or more. Under current Federal Reserve capital adequacy guidelines, bank holding companies generally must maintain a ratio of tier 1 capital to total assets of 4.0% to 5.0%. The minimum ratio is 3.0% for the most highly rated bank holding companies. The Federal Reserve's capital adequacy guidelines also require bank holding companies to maintain a minimum ratio of qualifying total capital to risk-weighted assets of 8.0%, including a minimum ratio of tier 1 capital to risk-weighted assets of 4.0%. The Company's ratios of tier 1 capital to total assets, tier 1 capital to risk-weighted assets, and qualifying total capital to risk-weighted assets of 7.71%, 12.02%, and 13.29%, respectively, at December 31, 1997 were in compliance with such guidelines.

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

MAINE BANK HOLDING COMPANY REGULATION

Maine state law also regulates bank holding companies. The state law is designed to conform with the registration, application and reporting requirements of the Federal Reserve to the maximum extent feasible. As a holding company, the Company must register with the Maine Superintendent of Banking (the "Superintendent"), and must notify the Superintendent whenever any person or company directly or indirectly acquires control of 5% or more of the Company's stock or whenever there is a "material" change in the ownership of the Company. If 5% or more of the stock in the Company or the Bank is to be acquired by a financial institution or by a financial institution holding company, the transaction would be subject to the prior approval of the Superintendent. Similarly, other transactions require advance approval by the Superintendent including, among other things, the acquisition of control of the Company or the Bank, the acquisition by the Company or the Bank of 5% or more of the stock of another financial institution and the engagement of the Company, Bank or a subsidiary thereof in an activity closely related to banking.

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

The Maine Bureau of Banking, under the Superintendent, administers the Maine statutes which regulate the Bank's internal organization as well as its deposit, lending and investment activities. The Maine Bureau of Banking must approve any changes in the Bank's articles of incorporation, branch offices and major transactions, and must receive prior notice of any changes to the Bank's bylaws. Maine law also governs the Bank's ability to engage in real estate investments and investments in securities, subject to compliance with applicable provisions of federal law. The Maine Bureau of Banking conducts periodic examinations of the Bank as part of its supervision. Maine law requires the Bank to maintain capital levels in accordance with rules adopted by the Superintendent. Such capital requirements can be no less stringent than the capital requirements imposed by federal banking regulators on federally chartered institutions. If the Bank's capital becomes impaired, the Superintendent may order the Bank's Board of Directors to take the necessary steps to restore the deficiency.

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

Under the guidelines, an institution not meeting one or more of the safety and soundness guidelines is required to file a compliance plan with the FDIC. In the event that an institution, such as the Bank, were to fail to submit an acceptable compliance plan or fail in any material respect to implement an accepted compliance plan within the time allowed by the FDIC, the institution would be required to correct the deficiency and the appropriate federal agency would also be authorized to: (i) restrict asset growth; (ii) require the institution to increase its ratio of tangible equity to assets; (iii) restrict the rates of interest that the institution may pay; or (iv) take any other action that would better carry out the purpose of the corrective action. The Bank believes it was in compliance with all such safety and soundness guidelines as of December 31, 1997.

The FDIC, in conjunction with the Superintendent, periodically conducts examinations of insured institutions and, based upon evaluations, may require a revaluation of assets of an insured institution and may require the establishment of specific reserves in amounts equal to the difference between such revaluation and the book value of the assets.

The FDIC also has adopted minimum capital regulations for insured state nonmember banks. Although there are some differences between the capital adequacy guidelines adopted by the Federal Reserve with respect to the Company and the FDIC with respect to the Bank, the primary elements of each are generally identical. Under the minimum leverage-based capital requirement adopted by the FDIC, insured state nonmember banks must maintain a ratio of Tier 1 capital to total assets of at least 3% to 5% depending on the Bank's CAMELS rating. Under such regulations, state nonmember banks must maintain a minimum ratio of qualifying total capital to risk-weighted assets of 8.0%, including a minimum ratio of Tier 1 capital to risk-weighted assets of 4.0%. At December 31, 1997, the Bank had a ratio of qualifying total capital to risk-weighted assets of 16.30% and a ratio of Tier 1 capital to risk-weighted assets of 15.03%.

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

Under FDIC prompt corrective action regulations, insured institutions will be considered (i) "well capitalized" if the institution has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a leverage ratio of 5% or greater (provided that the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specified capital level for any capital measure), (ii) "adequately capitalized" if the institution has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater and a leverage ratio of 4% or greater (3% or greater if the institution is rated composite CAMELS 1 in its most recent report of examination and is not experiencing or anticipating significant growth), (iii) "undercapitalized" if the institution has a total risk-based capital ratio that is less than 8%, or a Tier 1 risk-based ratio of less than 4% and has a leverage ratio that is less than 4% (3% if the institution is rated composite CAMELS 1 in its most recent report of examination and is not experiencing or anticipating significant growth), (iv) "significantly undercapitalized" if the institution has a total risk-based capital ratio that is less than 6%, a Tier 1 capital risk-based capital to total adjusted assets that is less than 3% or a leverage ratio to adjusted total assets that is less than 3% and (v) "critically undercapitalized" if the institution has a ratio of tangible equity to total assets that is less than or equal to 2%. At December 31, 1997, the Bank was classified as a "well capitalized" institution. The FDIC and the Federal Reserve can impose severe restrictions upon undercapitalized institutions and their holding companies.

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

Legislation enacted in 1996 contemplates the merger of the BIF, which generally insures deposits in national and state-chartered banks, such as the Bank, with the Savings Association Insurance Fund (the "SAIF"), which insures deposits at savings associations. The combined deposit insurance fund, which will be formed no earlier than January 1, 1999, will insure deposits at all FDIC insured depository institutions. As a condition to the combined insurance fund, however, no insured depository institution can be chartered as a savings association. Several proposals for combining the BIF and the SAIF were introduced in Congress during 1997 in bills addressing financial services modernization, including a proposal from the Treasury Department developed pursuant to requirements of the 1996 legislation. While no legislation was passed in 1997, proposals for financial services reform, including the combination of the deposit insurance funds, continue to be discussed in Congress. The Company and the Bank can give no assurances as to whether legislation to merge the insurance funds will be enacted or when the insurance funds will be merged.

FEDERAL HOME LOAN BANK SYSTEM

The Bank is a member of the FHLB of Boston, one of the 12 regional banks of the FHLB System. The FHLB System provides a central credit facility for member institutions. The Bank has the ability to borrow funds from the FHLB of Boston in order to maintain its liquidity. As a member of the FHLB of Boston, the Bank is required to own shares of capital stock in the FHLB of Boston in an amount at least equal to the greater of 1% of the aggregate principal amount of unpaid residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its advances (borrowings) from the FHLB of Boston, whichever is greater. The Bank was in compliance with this requirement with an investment at December 31, 1997 of $1.3 million.

Under applicable regulations, member banks are required to maintain at all times an amount of qualified collateral that is at least sufficient to satisfy the collateral maintenance level established by the FHLB. See "Business --Sources of Funds -- Borrowings."

FEDERAL RESERVE SYSTEM

The Federal Reserve has adopted regulations that require, among other things, that insured depository institutions maintain nonearning reserves against their transaction accounts (primarily NOW and regular checking accounts) and nonpersonal time deposits (those which are transferable or held by a person other than a natural person) with an original maturity of less than 18 months. At December 31, 1997, the Bank was in compliance with these requirements.

Various proposals were introduced in Congress in 1997 to permit the payment of interest on required reserve balances, and to permit regulated financial institutions to pay interest on business demand accounts. While this legislation appears to have strong support from many constituencies, the Company and the Bank are unable to predict whether such legislation will be enacted.

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

The deferred tax asset and offsetting valuation allowance as of September 30, 1996 and prior periods were principally the result of the Company's accumulation of net operating loss carryforwards. The deferred tax asset represents the estimated amount of future deductions for tax reporting purposes previously expensed for financial reporting purposes, and the benefit from future income taxes the Company will not have to pay as a result of the net operating loss carryforwards. Previously, a 100% valuation allowance was maintained against the deferred tax asset as there were significant uncertainties regarding the Company's future and its ability to utilize its net operating loss carry forwards through sustained, profitable operations. Management believes that the completion of the July 1996 recapitalization, the payoff of the FDIC Note and the improved financial condition of the Company have reduced the uncertainties relating to the Company's ability to realize the benefits of the deferred tax asset. As a result, the valuation allowance against the deferred tax asset was reduced by $4,811,000 for the year ended December 31, 1996.

In order to help maintain the benefit of the deferred tax asset, the Company amended its Restated Certificate of Incorporation in June 1996 to provide that absent approval by the Company's Board of Directors no person shall become or make an offer to become a beneficial owner of five percent or more of the Company's voting stock for a three year period, which provision expires June 11, 1999. For additional information relating to income taxes, refer to Note M to the Company's Consolidated Financial Statements.

The federal income tax returns of the Company have been examined and audited or closed without audit by the IRS for tax years through 1991 and such years are not subject to further IRS audit except with respect to carrybacks to those years.

STATE

The State of Maine imposes a franchise tax on financial institutions such as the Bank equal to 1% of Maine net income and $0.08 per $1,000 of the Bank's year-end assets. Maine net income equals the Bank's net income or loss as reported on its federal income tax return and apportioned to Maine. The Maine franchise tax may be reduced by a credit in the event of a book net operating loss for a particular taxable year. The credit equals the book net operating loss multiplied by the 1% franchise tax rate. Any unused credit may be carried forward for up to five years. The Maine franchise tax is deductible in determining federal taxable income.

ITEM 2.  PROPERTIES.

The Company primarily utilizes the premises, equipment and furniture of the Bank without direct payment of any rental or other fees to the Bank. The Bank's executive offices and operations center are located at 36 Thomas Drive, Westbrook, Maine. The Bank currently maintains eight branches as listed below.

Location     Address                       Leased/Owned    Lease Expiration
--------     -------                       ------------    ----------------
Brunswick    83 Maine Street               Owned           n/a
             Brunswick, ME

Brunswick    14 Gurnet Road                Owned           n/a
             Brunswick, ME

Freeport     165 Main Street               Owned           n/a
             Freeport, ME

Kennebunk    45 Portland Road              Leased          December 2000
             Kennebunk, ME

Portland     120 Exchange Street           Leased          December 2002
             Portland, ME

Saco         32 Saco Valley Shopping Ctr.  Leased          January 2001
             Saco, ME

Topsham      47 Topsham Fair Mall Road     Building Owned  n/a
             Topsham, ME                   Land Leased     June 2000

Westbrook    36 Thomas Drive               Owned           n/a
             Westbrook, ME


ITEM 3.  LEGAL PROCEEDINGS.

As of December 31, 1997, there were various claims and lawsuits pending against the Company incidental to the ordinary course of business. In the opinion of management, after consultation with legal counsel, resolution of these matters is not expected to have a material effect on the consolidated financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Company's stockholders during the fourth quarter of the fiscal year ended December 31, 1997.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Information required by this Item is set forth under the caption "Market for Registrant's Common Equity and Related Stockholder Matters" on page 29 of the Annual Report to Stockholders for the year ended December 31, 1997, which information is hereby incorporated herein by reference and specifically made a part hereof.

ITEM 6.  SELECTED FINANCIAL DATA.

Information required by this Item is set forth under the caption "Selected Financial Data" on pages 4 to 5 of the Annual Report to Stockholders for the year ended December 31, 1997, which information is hereby incorporated herein by reference and specifically made a part hereof.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Information required by this Item is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 6 to 29 of the Annual Report to Stockholders for the year ended December 31, 1997, which information is hereby incorporated herein by reference and specifically made a part hereof.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Information required by this Item and the auditor's report thereon are set forth on pages 30 to 57 of the Annual Report to Stockholders for the year ended December 31, 1997, which information is hereby incorporated herein by reference and specifically made a part hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information required by this Item will be set forth under the captions "Election of Directors," "Executive Officers" and "Executive Compensation -- Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for the Company's 1998 annual meeting of stockholders. Such information is hereby incorporated herein by reference and specifically made a part hereof.

ITEM 11. EXECUTIVE COMPENSATION.

Information required by this Item will be set forth under the caption "Executive Compensation" in the Company's definitive proxy statement for the Company's 1998 annual meeting of stockholders. Such information is hereby incorporated herein by reference and specifically made a part hereof.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Information required by this Item will be set forth under the caption "Stock Owned by Management" in the Company's definitive proxy statement for the Company's 1998 annual meeting of stockholders. Such information is hereby incorporated herein by reference and specifically made a part hereof.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information required by this Item will be set forth under the caption "Executive Compensation -- Certain Transactions" in the Company's definitive proxy statement for the Company's 1998 annual meeting of stockholders. Such information is hereby incorporated herein by reference and specifically made a part hereof.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)(1) The following consolidated financial statements of First Coastal Corporation and Subsidiary, included in the Annual Report of the Registrant for the year ended December 31, 1997, are incorporated herein by reference in Item
8. The remaining information appearing in the Annual Report to Stockholders is not deemed to be filed as part of this Report, except as expressly provided herein.

Consolidated Balance Sheets as of December 31, 1997 and 1996

Consolidated Statements of Operations for each of the three years in the period ended December 31, 1997

Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 1997

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1997

Notes to Consolidated Financial Statements--December 31, 1997

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

   3.1(i)    Restated Certificate of Incorporation, as amended (filed herewith).

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

   10.6 Purchase and Assumption Agreement, dated February 22, 1996, between Coastal Savings Bank and Maine Bank & Trust Company (filed as Exhibit 10.11 to Annual Report on Form 10-K for the year ended December 31, 1995, File No. 0-14087 ("1995 Form 10-K"), and incorporated herein by reference).

   10.7 Agreement for Data Processing Services, dated February 28, 1996, between Coastal Savings Bank and Data Dimensions Inc. (filed as Exhibit 10.12 to 1995 Form 10-K, and incorporated herein by reference).

   10.8 First Coastal Corporation 1996 Stock Option and Equity Incentive Plan (filed as Exhibit 10.13 to Amendment No. 3 to Annual Report on Form 10-K on Form 10-K/A for the year ended December 31, 1995, File No. 0-14087, and incorporated herein by reference).

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

   10.17 Rights Agreement, dated as of February 25, 1998, between First Coastal Corporation and ChaseMellon Shareholder Services, L.L.C. (filed as Exhibit No. 1 to Current Report on Form 8-K, filed March 3, 1998, and incorporated herein by reference).

EXHIBIT NO. 13 ANNUAL REPORT TO SECURITY HOLDERS

First Coastal Corporation 1997 Annual Report (filed herewith). Portions of the First Coastal Corporation 1997 Annual Report have been incorporated by reference into this Annual Report on Form 10-K.

EXHIBIT NO. 21  SUBSIDIARY OF THE REGISTRANT

Subsidiary of the Company (filed herewith).

EXHIBIT NO. 23 CONSENTS OF EXPERTS AND COUNSEL

Consent of Coopers & Lybrand L.L.P. to incorporation by reference of its report dated February 20, 1998 into the Company's Registration Statement on Form S-8 (No. 333-08631) filed with the Securities and Exchange Commission on July 23, 1996.

EXHIBIT NO. 27 FINANCIAL DATA SCHEDULE

   27.1 Financial Data Schedule for the year ended December 31, 1997 (filed herewith).

   27.2 Restated Financial Data Schedule for the quarter ended September 30, 1997 (filed herewith).

   27.3 Restated Financial Data Schedule for the quarter ended June 30, 1997 (filed herewith).

   27.4 Restated Financial Data Schedule for the quarter ended March 31, 1997 (filed herewith).

   27.5 Restated Financial Data Schedule for the year ended December 31, 1996 (filed herewith).

14(b)     No Reports on Form 8-K were filed by the Company during the fourth quarter of 1997.

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

                                FIRST COASTAL CORPORATION

March 30, 1998                  By: /s/ Gregory T. Caswell
                                    ---------------------------
                                    Gregory T. Caswell
                                    President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 30, 1998                  By: /s/ Gregory T. Caswell
                                    -----------------------------
                                    Gregory T. Caswell
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)

March 30, 1998                  By: /s/ Dennis D. Byrd
                                    -----------------------------
                                    Dennis D. Byrd
                                    Treasurer
                                    (Principal Financial and Accounting Officer)

And by a majority of the Board of Directors of the Registrant.

March 30, 1998                  By: /s/ Normand E. Simard
                                    -----------------------------
                                    Normand E. Simard
                                    Chairman of the Board and Director

March 30, 1998                  By: /s/ Gregory T. Caswell
                                    -----------------------------
                                    Gregory T. Caswell, Director

March 30, 1998                  By: /s/ Dennis D. Byrd
                                    -----------------------------
                                    Dennis D. Byrd, Director

March 30, 1998                  By: /s/ MaryEllen FitzGerald
                                    -----------------------------
                                    MaryEllen FitzGerald, Director

March 30, 1998                  By: /s/ David B. Hawkes, Sr.
                                    -----------------------------
                                    David B. Hawkes, Sr., Director

March 30, 1998                  By: /s/ Roger E. Klein
                                    -----------------------------
                                    Roger E. Klein, Director

March 30, 1998                  By: /s/ Edward K. Simensky
                                    -----------------------------
                                    Edward K. Simensky, Director

March 30, 1998                  By: /s/ Charles A. Stewart III
                                    -----------------------------
                                    Charles A. Stewart III, Director

                                 EXHIBIT INDEX

Exhibit No.    Description
-----------    -----------

3.1(i) Restated Certificate of Incorporation, as amended (filed herewith).

3.1(ii)        Amended and Restated Bylaws (filed herewith).

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

10.6 Purchase and Assumption Agreement, dated February 22, 1996, between Coastal Savings Bank and Maine Bank & Trust Company (filed as Exhibit 10.11 to Annual Report on Form 10-K for the year ended December 31, 1995, File No. 0-14087 ("1995 Form 10-K"), and incorporated herein by reference).

10.7 Agreement for Data Processing Services, dated February 28, 1996, between Coastal Savings Bank and Data Dimensions Inc. (filed as
               Exhibit 10.12 to 1995 Form 10-K, and incorporated herein by reference).

10.8 First Coastal Corporation 1996 Stock Option and Equity Incentive Plan (filed as Exhibit 10.13 to Amendment No. 3 to Annual Report on Form 10-K on Form 10-K/A for the year ended December 31, 1995, File No. 0-14087, and incorporated herein by reference).

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

10.17 Rights Agreement, dated as of February 25, 1998, between First Coastal Corporation and ChaseMellon Shareholder Services, L.L.C. (filed as Exhibit No. 1 to Current Report on Form 8-K, filed March 3, 1998, and incorporated herein by reference).

13             First Coastal Corporation 1997 Annual Report (filed herewith).

21             Subsidiary of the Company (filed herewith).

23 Consent of Coopers & Lybrand L.L.P. to incorporation by reference of its report dated February 20, 1998 into the Company's Registration Statement on Form S-8 (No. 333-08631) filed with the Securities and Exchange Commission on July 23, 1996.

27.1 Financial Data Schedule for the year ended December 31, 1997 (filed herewith).

27.2 Restated Financial Data Schedule for the quarter ended September 30, 1997 (filed herewith).

27.3 Restated Financial Data Schedule for the quarter ended June 30, 1997 (filed herewith).

27.4 Restated Financial Data Schedule for the quarter ended March 31, 1997 (filed herewith).

27.5 Restated Financial Data Schedule for the year ended December 31, 1996 (filed herewith).