Form 10-Q
period 1998-03-31
FIRST COASTAL CORP
filed 1998-05-15
CIK 802763

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


(Mark one):    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended MARCH 31, 1998

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

          Outstanding at May 11, 1998:   1,359,194 shares

                                     INDEX

                   FIRST COASTAL CORPORATION AND SUBSIDIARY

PART I -    FINANCIAL INFORMATION
            ---------------------

                                                                                          Page
                                                                                          ----
  Item 1.   Financial Statements

            Consolidated Balance Sheets (Unaudited) as of March 31, 1998 and
            December 31, 1997                                                               3

            Consolidated Statements of Operations (Unaudited) for the three months
            ended March 31, 1998 and 1997                                                   4

            Consolidated Statements of Cash Flows (Unaudited) for the three months
            ended March 31, 1998 and 1997                                                   5

            Consolidated Statements of Comprehensive Income (Unaudited) for the
            three months ended March 31, 1998 and 1997                                      6

            Notes to Consolidated Financial Statements (Unaudited), March 31, 1998          7

  Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
            Operations                                                                      9


  Item 3.   Quantitative and Qualitative Disclosures About Market Risk                     19


PART II -   OTHER INFORMATION
            -----------------

  Item 1.   Legal Proceedings                                                              19

  Item 2.   Changes in Securities and Use of Proceeds                                      19

  Item 3.   Defaults Upon Senior Securities                                                19

  Item 4.   Submission of Matters to a Vote of Security Holders                            19

  Item 5.   Other Information                                                              19

  Item 6.   Exhibits and Reports on Form 8-K                                               19

SIGNATURES                                                                                 21

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
First Coastal Corporation and Subsidiary

                                                                                                 March 31,   December 31,
                                                                                               ----------------------------
(in thousands)                                                                                        1998           1997
---------------------------------------------------------------------------------------------------------------------------
ASSETS
Noninterest earning deposits and cash                                                             $  3,678       $  3,615
Interest earning deposits                                                                            7,565          3,939
                                                                                                  --------       --------
 Cash and cash equivalents                                                                          11,243          7,554

Investment securities:
 Available for sale (at market value)                                                               18,832         15,887
 Held to maturity (at cost) (fair value of $3,178 and $6,973 at
    March 31, 1998 and December 31, 1997, respectively)                                              3,197          7,000
                                                                                                  --------       --------
                                                                                                    22,029         22,887

Federal Home Loan Bank stock (at cost)                                                               1,315          1,315
Loans held for sale (at market value)                                                                3,893          3,565

Loans                                                                                              104,789        104,304
Less: Deferred loan fees, net                                                                         (177)          (139)
      Allowance for loan losses                                                                     (2,696)        (2,665)
                                                                                                  --------       --------
                                                                                                   101,916        101,500

Premises and equipment                                                                               3,758          3,554
Accrued income receivable                                                                              926            970
Real estate owned and repossessions                                                                    121             65
Deferred tax asset                                                                                   3,972          4,095
Other assets                                                                                           849            895
                                                                                                  --------       --------
 TOTAL ASSETS                                                                                     $150,022       $146,400
                                                                                                  ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits                                                                                          $118,517       $114,991
Advances from Federal Home Loan Bank                                                                13,111         13,294
Savings Bank Notes                                                                                   3,000          3,000
Accrued expenses and other liabilities                                                                 305            307
                                                                                                  --------       --------
  TOTAL LIABILITIES                                                                                134,933        131,592

STOCKHOLDERS' EQUITY
Preferred Stock, $1.00 par value; Authorized 1,000,000 shares; none outstanding
Common Stock, $1.00 par value; Authorized 6,700,000 shares; issued and
 outstanding as of March 31, 1998 and December 31, 1997 - 1,359,194 shares                           1,359          1,359
Paid-in Capital                                                                                     31,746         31,746
Retained earnings (deficit)                                                                        (18,084)       (18,369)
Unrealized gain on available for sale securities, net                                                   68             72
                                                                                                  --------       --------
  TOTAL STOCKHOLDERS' EQUITY                                                                        15,089         14,808
                                                                                                  --------       --------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                     $150,022       $146,400
                                                                                                  ========       ========

See Notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
First Coastal Corporation and Subsidiary

                                                                   Three Months Ended March 31,
                                                                   ----------------------------
(in thousands, except share and per share amounts)                     1998                1997
-----------------------------------------------------------------------------------------------
INTEREST AND DIVIDEND INCOME
 Interest and fees on loans                                      $    2,477          $    2,240
 Interest and dividends on investment securities                        394                 462
 Other interest income                                                  107                 142
                                                                 ----------          ----------
   TOTAL INTEREST AND DIVIDEND INCOME                                 2,978               2,844

INTEREST EXPENSE
 Deposits                                                             1,079               1,101
 Borrowings
   Advances from Federal Home Loan Bank                                 213                 245
   Savings Bank Notes                                                    83                 109
                                                                 ----------          ----------
      Total Interest Expense                                          1,375               1,455
                                                                 ----------          ----------
 Net Interest Income Before Provision for Loan Losses                 1,603               1,389

Provision for Loan Losses                                                 -                   -
                                                                 ----------          ----------
 Net Interest Income After Provision for Loan Losses                  1,603               1,389

NONINTEREST INCOME
 Service charges on deposit accounts                                    116                 100
 Gain on investment securities transactions                               -                 130
 Gain (loss) on sales of mortgage loans                                   6                  (4)
 Other                                                                   22                  35
                                                                 ----------          ----------
                                                                        144                 261
                                                                 ----------          ----------

OPERATING EXPENSES
 Salaries and employee benefits                                         637                 538
 Occupancy                                                              131                 113
 Net cost of operation of real estate owned and repossessions            (3)                 33
 Other                                                                  537                 560
                                                                 ----------          ----------
                                                                      1,302               1,244
                                                                 ----------          ----------
INCOME BEFORE INCOME TAXES                                              445                 406
Income Taxes                                                            160                 139
                                                                 ----------          ----------
NET INCOME                                                       $      285          $      267
                                                                 ==========          ==========

PER SHARE AMOUNTS
Basic earnings per share:
 Weighted average shares outstanding                              1,359,194           1,357,861
 Net income per share                                                  $.21                $.20
                                                                 ==========          ==========

Diluted earnings per share:
 Weighted average shares outstanding                              1,381,130           1,370,414
 Net income per share                                                  $.21                $.19
                                                                 ==========          ==========

See Notes to condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
First Coastal Corporation and Subsidiary

                                                                                      Three Months Ended March 31,
                                                                                      ----------------------------
(in thousands)                                                                           1998               1997
------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
 Net Income                                                                           $   285            $   267
 Adjustments to reconcile net income to net cash provided by operating activities:
   Writedowns of REO                                                                        -                 20
   Gain on sales of REO                                                                    (5)                 -
   Depreciation and amortization                                                           90                 78
   Amortization of investment security premium                                             27                 15
   Realized investment securities gains                                                     -               (130)
   Realized losses on assets held for sale                                                  6                  4
   Loans originated and acquired for resale                                            (2,146)              (719)
   Sales of loans originated and acquired for sale                                      1,812              1,699
   (Increase) decrease in interest receivable                                              44               (148)
   (Decrease) increase in interest payable                                                (70)                12
   Net change in other assets                                                             239                614
   Net change in other liabilities                                                         68                  3
                                                                                      -------            -------
Net cash provided by operating activities                                                 350              1,715
                                                                                      -------            -------

INVESTING ACTIVITIES
 Sales of securities available for sale                                                   953              2,318
 Maturities of securities held to maturity                                              6,000              2,000
 Purchases of investment securities available for sale                                 (3,933)            (7,029)
 Purchases of investment securities held to maturity                                   (2,193)                 -
 Net change in loans                                                                     (537)            (2,563)
 Net purchases of premises and equipment                                                 (294)               (52)
                                                                                      -------            -------
Net cash used by investing activities                                                      (4)            (5,326)
                                                                                      -------            -------

FINANCING ACTIVITIES
 Net change in deposits                                                                 3,526              1,527
 Proceeds from borrowings                                                               4,000              2,000
 Payments on borrowings                                                                (4,183)              (172)
                                                                                      -------            -------
Net cash provided by financing activities                                               3,343              3,355
                                                                                      -------            -------

Increase (decrease) in cash and cash equivalents                                        3,689               (256)
Cash and cash equivalents at beginning of period                                        7,554             11,453
                                                                                      -------            -------
Cash and cash equivalents (interest and noninterest bearing) at end of period         $11,243            $11,197
                                                                                      =======            =======

NONCASH INVESTING ACTIVITIES
  Change in unrealized holding gains and losses on investment securities
  available for sale                                                                  $    (4)           $  (228)
  Transfer of loans to real estate owned and repossessions                                121                  -

See Notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
First Coastal Corporation and Subsidiary

                                                Three Months Ended March 31,
                                                ----------------------------
(dollars in thousands)                                       1998       1997
----------------------------------------------------------------------------

Net income                                                  $ 285      $ 267

Other comprehensive income:
 Unrealized holding gains (losses) arising during
  the period (net of income taxes; 1998 - $(1); 1997 - $0)     (4)      (143)
 Reclassification adjustment for realized gains included
  in net income (net of income taxes: 1997 $(45))               -        (85)
                                                            -----      -----
                                                               (4)      (228)
                                                            -----      -----
     Comprehensive income                                   $ 281      $  39
                                                            =====      =====

See Notes to consolidated financial statements.

FIRST COASTAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 1998

NOTE A   BASIS OF PRESENTATION
         ---------------------

The accompanying unaudited condensed consolidated financial statements of First Coastal Corporation (the "Company") and its subsidiary, Coastal Bank (the "Bank"), have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results and other data for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

NEW ACCOUNTING STANDARDS

Effective January 1, 1998, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standard ("SFAS") No. 130, Reporting Comprehensive Income. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The requirements of the pronouncement do not have a material effect on the Company's financial statements.

Effective January 1, 1998, the Company adopted FASB SFAS No. 131 Financial Reporting for Segments of a Business Enterprise. SFAS No. 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. The requirements of this pronouncement do not have a material effect on the Company's financial statements.

In February 1998, FASB issued SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. SFAS No. 132 will revise employers' disclosures about pension and other postretirement benefit plans. The requirements of this pronouncement will be adopted for the Company's financial statements for the year ending December 31, 1998. The requirements of this pronouncement are not expected to have a material effect on the Company's financial statements.

COMPUTATION OF EARNINGS PER SHARE

In February 1997, FASB issued SFAS No. 128, Earnings Per Share. SFAS 128 provides reporting standards for basic and diluted earnings per share and is effective for financial statement periods ending after December 15, 1997. Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period, which for the three months ended March 31, 1998 and 1997 were 1,359,194 and 1,357,861, respectively. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The diluted weighted average number of common shares outstanding for the three months ended

March 31, 1998 and 1997 were 1,381,130 and 1,370,414, respectively. All prior period earnings per share data has been restated to conform to the provisions of this statement.

SATISFACTION OF CROSS GUARANTY SETTLEMENT OBLIGATION TO FDIC; RECAPITALIZATION AND ISSUANCE OF COMMON STOCK

On July 24, 1996, the Company completed its recapitalization plan, whereby the Company repaid in full its promissory note obligation (the "FDIC Note") to the Federal Deposit Insurance Corporation ("FDIC") incurred as a result of the settlement of the cross guaranty claim against the Bank. The cross guaranty claim was the result of the September 1991 failure of Suffield Bank. The funds utilized to repay the FDIC Note came from (i) the sale of 750,000 shares of the Company's common stock at $5.00 per share by means of a registered public offering; (ii) a dividend of $3.2 million from the Bank to the Company; and
(iii) the borrowing of $4.0 million from a group of four Maine savings banks (the "Savings Banks") pursuant to which the Company issued promissory notes in the aggregate principal amount of $4.0 million (the "Savings Bank Notes") which mature on December 31, 2001, secured by the pledge by the Company of 100% of the outstanding common stock of the Bank.

RETIREMENT BENEFITS

The Board of Directors of the Bank terminated the Bank's defined benefit plan and implemented a 401(k) defined contribution plan during 1997. The defined benefit plan was frozen effective July 31, 1997 and terminated September 30, 1997 pending the receipt of a termination letter from the Internal Revenue Service. The termination of the defined benefit plan is not expected to have a material effect on the Company's financial statements. Effective August 1, 1997, the Bank began to incur pension expense in the form of matching 401(k) contributions.

INCOME TAXES

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Due to the uncertainty that the benefit of net deferred tax assets would be realized, a full valuation allowance was recorded at December 31, 1995. Effective December 31, 1996 management concluded that the completion of the July 1996 recapitalization, the payoff of the FDIC Note in the principal amount of $9.0 million incurred as a result of the January 1995 settlement of the cross guaranty claim, and the improved financial condition of the Company reduced the uncertainties relating to the prospective utilization of the net operating loss carryforwards. As a result, in accordance with SFAS No. 109, in the fourth quarter of 1996 the valuation allowance against the deferred tax asset was reduced and the $4.8 million income tax benefit was recognized. Accordingly, for financial reporting purposes subsequent to January 1, 1997, earnings are reported on a tax effected basis as though income tax expense had been incurred.

In order to help maintain the benefit of the deferred tax asset, the Company amended its Restated Certificate of Incorporation in June 1996 to provide that absent approval by the Company's Board of Directors no person shall become or make an offer to become a beneficial owner of five percent or more of the Company's voting stock for a three year period, which provision expires June 11, 1999. This amendment is intended to help to reduce the likelihood that there will be an "ownership change" as defined in Section 382 of the Internal Revenue Code, which could result in a reduction in the amount of net operating loss carryforwards for tax purposes.

YEAR 2000 ISSUE

The Company is aware of potential problems that may be experienced with computerized and other electronic systems at the turn of the millennium. These problems exist because many systems rely on two digit fields instead of four digit fields to store the year of date sensitive information. The result will be that some systems will interpret the 00 in its year field to mean 1900 instead of 2000. This problem will not only affect software programs but hardware as well, and could result in a system failure or miscalculations causing disruptions of operations including, among other things, a temporary inability to process transactions or engage in similar normal business activities.

In response, the Company has formed a Year 2000 Action Committee which is comprised of various members of the Bank's senior and middle management. The Bank has implemented a detailed process for ensuring the Bank's systems are Year 2000 compliant, which includes systems assessment, systems renovation, systems testing and systems implementation phases. The Committee has already completed the awareness and assessment phases, which includes assessing computer software, hardware, third party vendors and other electronic devices for compliance with the year 2000. Since a majority of the Bank's processing systems are provided by third party vendors, management is working to receive on-going assurances that these systems will be Year 2000 compliant. Management does not expect the costs associated with the year 2000 issues to have a material effect on the Company's financial statements.

Though the Company is diligently working to ensure that there is no disruption in its operations due to Year 2000 systems problems, and believes it will be successful in this regard, there can be no guarantee that all of the systems critical to the operational performance of the Bank will be Year 2000 compliant and fully functional at the turn of the millennium. While management is working diligently to protect the Company against such an occurrence, it is possible that a vendor upon whom the Bank is reliant could, despite possible assurances to the contrary, ultimately fail to provide Year 2000 compliant services to the Company, or said services could prove incompatible with the Company's systems.
A significant systems failure could have a material adverse impact on the financial condition of the Company.


Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS

First Coastal Corporation (the "Company"), a Delaware corporation, is a bank holding company whose sole operating subsidiary is Coastal Bank (the "Bank"), a Maine chartered savings bank headquartered in Westbrook, Maine. The Bank was formed in 1981 through the consolidation of Brunswick Savings Institution and York County Savings Bank, which were organized in 1858 and 1860, respectively. The Company has no separate operations and its business consists of the business of the Bank. The Bank is engaged in customary banking activities, including attracting deposits and various lending activities, and conducts its business from eight offices in the counties of Cumberland, Sagadahoc and York. The Bank's deposits are insured by the FDIC up to the limits provided by law.

This Quarterly Report on Form 10-Q, including statements made in this Management's Discussion and Analysis of Financial Condition and Results of Operations, may include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements with regard to the Company's expectations as to its financial results and other aspects of its business, as well as general economic conditions, may constitute forward-looking statements. Although the Company makes such statements based on assumptions which it believes to be reasonable, there can be no assurance that actual results will not differ materially from the Company's expectations. Accordingly, the Company hereby identifies the following important factors, among others, which could cause results to differ from any results which might be projected, forecasted or estimated based on such forward-looking statements: (i) general economic and competitive conditions in the markets in which the Company operates, and the risks inherent in its operations, (ii) the Company's ability to continue to control its provision for loan losses, noninterest expense, increase earning assets and noninterest income, and maintain its margin, and (iii) the level of demand for new and existing products. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in the forward-looking statements. The Company does not intend to update forward-looking statements.

RESULTS OF OPERATIONS

OVERVIEW

The Company reported net income of $285,000 (or $.21 diluted earnings per share) for the three months ended March 31, 1998, compared to net income of $267,000 (or $.19 diluted earnings per share) for the same period in 1997. Net interest income increased $214,000 for the three months ended March 31, 1998 as compared to the same respective period in 1997, primarily as a result of increased loan balances and lower borrowing balances. The results for the three months ended March 31, 1998 reflect a gain on sales of securities/loans of $6,000 as compared to $126,000 for the same period in 1997. No provision for loan losses was recognized for the first quarter of 1998, as was the case for the first quarter of 1997.

NET INTEREST INCOME

Net interest income equaled $1,603,000 and $1,389,000 for the three months ended March 31, 1998 and 1997, respectively (an increase of $214,000). The increase in net interest income is due primarily to a $134,000 increase in interest income resulting from a $3.6 million increase in loan outstandings, and a $80,000 decline in interest expense attributable to a decline in borrowings outstandings, which declined $4.7 million. Changes in net interest income are caused by changes in the amount and composition of interest earning assets and interest bearing liabilities, interest rate movements and the repricing of assets and liabilities as a result of these movements, changes in the level of noninterest earning assets and noninterest bearing liabilities and income recognition and income reversals related to interest earning assets which become noninterest earning assets.

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

                                                                      Quarter Ended March 31,
                                               ------------------------------------------------------------------
                                                           1998                                1997
                                               -------------------------------   --------------------------------
                                               Average                           Average
(in thousands)                                 Balance   Interest  Yield /(1)/   Balance   Interest  Yield /(1)/
-----------------------------------------------------------------------------------------------------------------
ASSETS:
Cash                                           $  7,646    $  107         5.67%  $ 10,731    $  142         5.37%
Investments                                      23,354       394         6.84     28,444       462         6.59
Loans /(2)/
 Residential real estate mortgages               37,244       790         8.48     33,500       704         8.53
 Commercial real estate mortgages                49,579     1,199         9.81     48,936     1,117         9.26
 Commercial and industrial loans                  5,622       136         9.83      2,529        55         8.74
 Consumer loans                                  14,978       352         9.53     15,259       364         9.66
                                               --------    ------                --------    ------
   Total loans                                  107,423     2,477         9.35    100,224     2,240         9.06

Total interest earning assets                   138,423     2,978         8.72    139,399     2,844         8.27
Noninterest earning assets                        9,760                            11,282
                                               --------                          --------
 Total assets                                  $148,183                          $150,681
                                               ========                          ========

LIABILITIES:
Deposits
 Savings                                       $ 34,872    $  235         2.73%  $ 34,828    $  235         2.74%
 NOW and money market accounts                   17,664       103         2.37     19,040       105         2.24
 Certificates of deposits                        55,679       741         5.40     57,357       761         5.38
                                               --------    ------                --------    ------
   Total interest bearing deposits              108,215     1,079         4.04    111,225     1,101         4.01
Borrowings                                       17,695       296         6.78     20,409       354         7.05
                                               --------    ------                --------    ------
 Total interest bearing liabilities             125,910     1,375         4.43%   131,634     1,455         4.48%

Noninterest bearing deposits                      6,964                             5,480
Noninterest bearing liabilities                     107                               177
Stockholders' equity                             15,202                            13,390
                                               --------                          --------
 Total liabilities and stockholders' equity    $148,183                          $150,681
                                               ========                          ========
Net interest income                                        $1,603                            $1,389
                                                           ======                            ======
Net interest rate spread /(3)/                                            4.30%                             3.79%
Net interest margin /(4)/                                                 4.70%                             4.04%

/(1)/ Annualized.
/(2)/ For purposes of these computations, loans held for sale and nonaccrual loans are included in the average loan amounts outstanding.
/(3)/ Return on interest earning assets less cost of interest bearing liabilities.
/(4)/ Net interest income divided by average earning assets.


          Interest income for the three months ended March 31, 1998 increased $134,000 as compared to the three months ended March 31, 1997. The increase for the three months ended March 31, 1998 is primarily attributable to a $237,000 increase in interest and fees on loans, due to a $3.6 million increase in loan outstandings and an increase in loan yields, from 9.06% at March 31, 1997 to 9.35% at March 31, 1998. The loan interest income increase was offset in part by a $103,000 decline in income on investment securities and other interest income, resulting from reduced balances. The increase in loan yields for the three months ended

March 31, 1998 as compared to March 31, 1997 is largely the result of a $1.8 million reduction in the level of nonaccrual loans for the quarter just completed and $18,000 in interest reversals related to nonaccrual loans during the quarter ended March 31, 1997.

Competition with regard to loan originations, particularly commercial real estate and commercial and industrial loans, has become more intense. As a result, the yields on new loan originations, particularly in these two categories, has declined relative to interest rates in general. Competitive factors have also resulted in, and are expected to continue to result in, an increase in loan prepayments as compared to that which might ordinarily have been expected, as well as some reductions in contract interest rates for existing customers. As a result, there is some likelihood that loan yields will decline in the foreseeable future.

Interest expense for the three months ended March 31, 1998 declined $80,000 as compared to the same quarter in 1997. The overall decrease is primarily attributable to a decrease in interest expense paid on borrowings, as overall borrowings declined $4.7 million. Borrowings declined as a result of maturities and a $1.0 million unscheduled principal payment on the Savings Bank Notes made during the third quarter of 1997, reducing the balance from $4.0 million to $3.0 million.

Although interest expense and the deposit yields declined for the three months ended March 31, 1998 as compared to the same respective period in 1997, this trend is not expected to continue. On March 23, 1998, the Company introduced a new savings deposit product called High Rise Savings. The introductory interest rate paid on this product for accounts opened during the introductory period is tiered and ranges from 4.64% to 5.59%, with these rates guaranteed through December 31, 1998, after which it is anticipated the product's rates will decline somewhat in relation to overall interest rates. It is also expected that some portion of the Bank's deposit customers will convert their pre-existing accounts to High Rise Savings accounts at higher yields. As a result of this program, management anticipates increases in savings deposit balances, thereby increasing the overall cost of funds to the Bank.

PROVISION FOR LOAN LOSSES

There was no provision for loan losses expense for the three months ended March 31, 1998 and 1997. The absence of provision for loan losses is attributable to
(i) the essentially unchanged level of the allowance for loan losses (the "Allowance"), both in dollars ($2.7 million at March 31, 1998 and 1997) and as a percentage of total loans (2.58% at March 31, 1998 versus 2.67% at March 31, 1997), and (ii) management's review of the portfolio and its determination of the adequacy of the Allowance as of March 31, 1998.

Management believes that in accordance with the Bank's Allowance for Loan Loss Policy, the Allowance is adequate at March 31, 1998. However, future additions to the Allowance may be necessary based on changes in the financial condition of various borrowers, new information that becomes available relative to various borrowers and loan collateral, growth in the size or changes in the mix or concentration risk of the loan portfolio, as well as changes in local, regional or national economic conditions. In addition, various regulatory authorities, as an integral part of their examination process, periodically review the Bank's Allowance. Such authorities may require the Bank to recognize additional provision for loan losses based upon information available to them and their judgments at the time of their examination.

NONINTEREST INCOME

Noninterest income declined $117,000, from $261,000 for the three months ended March 31, 1997 to $144,000 for the three months ended March 31, 1998. This decline was primary attributable to a $130,000 decline in gains on securities for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. This decline was partially offset by a $16,000 increase in deposit fee income.

OPERATING EXPENSES

The $58,000 increase in operating expenses for the three months ended March 31, 1998 as compared to the same respective period in 1997 was primarily attributable to additional costs associated with several business strategies the Bank implemented during the quarter ended March 31, 1998. The increase in salaries and benefits expense was primarily attributable to changes in staffing levels, annual salary increases and a $24,000 increase in pension expense in the form of 401(k) matching contributions attributable to the implementation of the 401(k) defined contribution plan in August 1997. Other Expenses declined primarily as a result of a $79,000 decline in REO costs and collection expenses for the three months ended March 31, 1998 as compared to the same respective period in 1997.

FINANCIAL CONDITION
-------------------

TOTAL ASSETS

At March 31, 1998, total assets were $150.0 million, representing an increase of $3.6 million (or 2.5%) from total assets of $146.4 million at December 31, 1997. This increase was primarily attributable to a $3.7 million increase in cash and cash equivalents resulting from a $3.5 million increase in deposit balances primarily attributable to the introduction of the Bank's new High Rise Savings program.

INVESTMENTS

The Company's investment portfolio is comprised primarily of U.S. government and agency obligations and also contains miscellaneous equity securities. Total investment securities at March 31, 1998 were $22.0 million compared to $22.9 million at December 31, 1997. This decrease is attributable to $5.8 million in U.S. government agency callable notes which were called during the first quarter of 1998 and $1.0 million in prepayments and amortization on mortgage-backed securities, partially offset by the purchase of $3.9 million in mortgage-backed securities and $2.0 million in U.S. government agency callable notes.
Investment securities classified as available for sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders' equity. Investment securities held to maturity are stated at cost, adjusted for amortization of bond premiums and accretion of bond discounts.

The following table sets forth the amortized cost and fair value of investment securities for each major security type at March 31, 1998.

                                                       March 31, 1998
                                   --------------------------------------------
                                                    Gross       Gross      Fair
                                    Amortized  Unrealized  Unrealized    Market
(in thousands)                           Cost        Gain        Loss     Value
-------------------------------------------------------------------------------
Available for sale:
 Mortgage backed securities           $18,640        $124     $   (21)  $18,743
 Other                                     89           -           -        89
                                      -------        ----     -------   -------
                                      $18,729        $124     $   (21)  $18,832
                                      =======        ====     =======   =======

Held to maturity:
 U.S. government obligations          $   197        $  3           -   $   200
 U.S. government callable notes         3,000           -     $   (22)    2,978
                                      -------        ----     -------   -------
                                      $ 3,197        $  3     $   (22)  $ 3,178
                                      =======        ====     =======   =======

The tax effected net unrealized gain on investment securities classified as available for sale was $68,000 at March 31, 1998, versus a net unrealized gain of $72,000 at December 31, 1997.

The following table represents the contractual maturities for investments in debt securities for each major security type at March 31, 1998.

                                                 March 31, 1998
                                    -----------------------------------------
                                                    Maturing
                                    -----------------------------------------
                                              After One
                                     Within   But Within    After
(in thousands)                      One Year  Five Years  Five Years   Total
-----------------------------------------------------------------------------
Available for sale:
 Mortgage backed securities                -           -     $18,743  $18,743
                                    --------  ----------     -------  -------
                                           -           -     $18,743  $18,743
                                    ========  ==========     =======  =======

Held to maturity:
 U.S. government obligations            $197           -           -  $   197
 U.S. government agency callable
   notes (final maturity)                  -      $2,000     $ 1,000    3,000
                                    --------  ----------     -------  -------
                                        $197      $2,000     $ 1,000  $ 3,197
                                    ========  ==========     =======  =======

LOANS HELD FOR SALE

Loans held for sale (all of which were residential mortgages carried at market value) equaled $3.9 million at March 31, 1998 as compared to $3.6 million at December 31, 1997, an increase of $0.3 million. The outstanding dollar amount of loans held for sale can vary greatly from period to period, affected by such factors as mortgage origination levels, the timing and delivery of loan sales, changes in market interest rates and asset/liability management strategies. At March 31, 1998 the Bank had binding commitments for the sale of mortgage loans held for sale totaling $3.0 million.

LOANS

Loans consisted of the following:

                                                     March 31,  December 31,
                                                   --------------------------
(in thousands)                                         1998         1997
-----------------------------------------------------------------------------
Real estate mortgage loans:
 Residential                                       $ 33,061      $ 33,251
 Commercial                                          49,043        48,705
 Real estate construction loans                       2,206         1,955
Commercial and industrial loans                       5,709         5,166
Consumer and other loans                             14,770        15,227
                                                   --------      --------
                                                   $104,789      $104,304
                                                   ========      ========

Loans increased $485,000 (or 0.5%) at March 31, 1998 as compared to
December 31, 1997. The increase was attributable to new originations by the Bank.

ALLOWANCE FOR LOAN LOSSES ("ALLOWANCE")

The Company's Allowance was $2.7 million at March 31, 1998 and December 31, 1997. The Allowance represented 2.58% and 2.56% of total loans, and 427.3% and 353.9% of nonperforming loans, at March 31, 1998 and December 31, 1997, respectively.

The Allowance is maintained at a level believed adequate by management to absorb potential losses inherent in the current loan portfolio in accordance with the Bank's Allowance for Loan Loss Policy. Management's determination of the adequacy of the Allowance is based on an evaluation of the portfolio, past and expected loan loss experience, current economic conditions, trends in loan outstandings and diversification of the loan portfolio, the results of the most recent regulatory examinations, the results of loan portfolio reviews completed by outside consultants, the nature and level of nonperforming assets, impaired loans and loans that have been identified as potential problems, financial condition of its borrowers, the adequacy of loan collateral and other relevant factors. The Allowance is increased by provisions for loan losses charged against income and recoveries on loans previously charged off. In evaluating reserve adequacy, management places a high reliance upon the review of individual commercial loan assets to determine whether or not loss exposure exists. Loans classified substandard or worse are assigned individual allocated loan loss reserves, where appropriate. Consistent with current guidelines, a five percent reserve is also established against loans graded special mention and various reserve percentages are established against the non-classified balance of the commercial portfolio, as well as residential loans, construction loans and consumer loans. This methodology relies upon a combination of current and anticipated trends, along with historical trends, in establishing the appropriate reserve percentages for the different portfolios.

While the current level of the Allowance is believed to be adequate, deterioration in the local economy or real estate market, upward movements in interest rates, the Company's large concentration in commercial real estate loans or other factors could have an adverse effect on the performance of the loan portfolio that could result in the need for an increased allowance for loan losses.

NONPERFORMING ASSETS

Information with respect to nonperforming assets is set forth below:

                                                     March 31,  December 31,
                                                   --------------------------
(in thousands)                                         1998         1997
-----------------------------------------------------------------------------
Nonaccrual loans                                     $ 261         $ 387
Accruing loans past due 90 days or more                106           101
Restructured loans                                     264           265
Real estate owned and repossessions                    121            65
                                                     -----         -----
Total                                                $ 752         $ 818
                                                     =====         =====

The level of nonperforming assets declined $66,000 from December 31, 1997 to March 31, 1998. The decline in nonaccrual loans was offset by an increase in real estate owned and repossessions.

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

IMPAIRED LOANS

Management reviews loans on a case by case basis to determine which loans should be classified as impaired. If management believes that it is probable that there will be a loss of scheduled principal or interest, then such loans are determined to be impaired. At March 31, 1998, the recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114 totaled $589,000, as compared to $717,000 at December 31, 1997. The corresponding portion of the Allowance allocated as reserves ("Allocated Reserves") against the total recorded investment in loans was $66,000 as of March 31, 1998 and $91,000 as of December 31, 1997. An amount equal to $525,000 of the $589,000 total impaired loans was classified as either nonaccrual or troubled debt restructures and the remaining $64,000 was classified as potential problem loans at March 31, 1998. The income recorded on a cash basis relating to impaired loans equaled $10,000 and $39,000 for the three months ended March 31, 1998 and 1997, respectively. The average balance of outstanding impaired loans was $590,000 and $3.4 million at March 31, 1998 and March 31, 1997, respectively, and an effective annualized yield of 6.8% and 4.6%, respectively. All of the impaired loans were collateralized by real estate at March 31, 1998 and accounted for by the lower of the fair value of the collateral (net of the $66,000 Allocated Reserves) or amortized loan value.

REAL ESTATE OWNED ("REO")

REO consists of properties acquired through mortgage loan foreclosure proceedings, repossessions or in full or partial satisfaction of outstanding loan obligations. At March 31, 1998, REO totaled approximately $121,000, consisting of $107,000 in 1-4 family residential real estate, and $14,000 in other repossessed assets.

LIQUIDITY - BANK

Deposits totaled $118.5 million at March 31, 1998, an increase of $3.5 million (or 3.1%) from the level of $115.0 million at December 31, 1997.

Deposit balances were as follows:

                                                     March 31,  December 31,
                                                   --------------------------
(in thousands)                                         1998         1997
-----------------------------------------------------------------------------
Noninterest bearing demand deposits                $  7,046      $  7,599
Interest bearing demand deposits                     18,109        17,117
Savings and escrow deposits                          37,653        34,465
Time deposits                                        55,709        55,810
                                                   --------      --------
  Total                                            $118,517      $114,991
                                                   ========      ========

The increase in deposit levels is primarily attributable to a new savings deposit program, High Rise Savings, implemented in the first quarter of 1998, which increased savings deposits by $3.2 million.

LIQUIDITY - COMPANY

On a parent company only basis ("parent"), the Company conducts no separate operations. Its business consists of the operations of its banking subsidiary. In addition to debt service relating to the Savings Bank Notes in the aggregate principal amount of $3.0 million, the Company's expenses consist primarily of Delaware franchise taxes associated with the Company's authorized capital stock, and certain legal and various other expenses. Expenses, including certain audit and professional fees, insurance and other expenses, are allocated between the Bank and the Company based upon the relative benefits derived. At March 31, 1998, the parent's assets consisted of $488,000 in cash.

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

On March 25, 1998, September 25, 1997, March 26, 1997, July 24, 1996 and May 3,
1996, the Bank paid the Company cash dividends of $500,000, $1.0 million, $500,000, $3.2 million and $200,000, respectively.

The Company suspended the payment of cash dividends to its stockholders in the fourth quarter of 1989 and has not paid any cash dividends to its stockholders since that time.

CAPITAL - BANK

The table below sets forth the regulatory capital requirements and capital ratios for the Bank at March 31, 1998 and December 31, 1997:

                                                                    March 31,   December 31,
                                                            ---------------------------------
(dollars in thousands)                                                1998          1997
---------------------------------------------------------------------------------------------
Tier 1 capital (Leverage) to total assets /(1)/ratio
----------------------------------------------------
 Qualifying capital                                                $ 13,974       $ 13,877
 Actual %                                                              9.65%          9.63%
 Minimum requirement for capital adequacy %                            4.00%          4.00%
 Average quarterly assets                                          $144,820       $144,138

Tier 1 capital to risk-weighted assets
--------------------------------------
 Qualifying capital                                                $ 13,974       $ 13,877
 Actual %                                                             15.16%         15.03%
 Minimum requirement for capital adequacy %                            4.00%          4.00%

Total capital to risk-weighted assets
        (Tier 1 and Tier 2)
-------------------------------------
 Qualifying capital                                                $ 15,145       $ 15,050
 Actual %                                                             16.43%         16.30%
 Minimum requirement for capital adequacy %                            8.00%          8.00%
 Risk-weighted assets                                              $ 92,172       $ 92,335

/(1)/ Calculated on an average quarterly basis.

CAPITAL - COMPANY

The table below sets forth the regulatory capital requirements and capital ratios for the Company at March 31, 1998 and December 31, 1997:

                                                                    March 31,   December 31,
                                                            --------------------------------
(dollars in thousands)                                                1998          1997
--------------------------------------------------------------------------------------------
Tier 1 capital (Leverage) to total assets /(1)/ratio
----------------------------------------------------
 Qualifying capital                                              $   11,543     $   11,106
 Actual %                                                              7.96%          7.71%
 Minimum requirement for capital adequacy %                       4.00-5.00%     4.00-5.00%
 Average quarterly assets                                        $  144,683     $  144,004

Tier 1 capital to risk-weighted assets
--------------------------------------
 Qualifying capital                                              $   11,523     $   11,106
 Actual %                                                             12.50%         12.02%
 Minimum requirement for capital adequacy %                            4.00%          4.00%

Total capital to risk-weighted assets
          (Tier 1 and Tier 2)
--------------------------------------
 Qualifying capital                                              $   12,695     $   12,279
 Actual %                                                             13.77%         13.29%
 Minimum requirement for capital adequacy %                            8.00%          8.00%
 Risk-weighted assets                                            $   92,205     $   92,378

/(1)/ Calculated on an average quarterly basis.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
------------------------------------------------------------------

  Not applicable.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------

  As of March 31, 1998, there were various claims and lawsuits pending against the Company incidental to the ordinary course of business. In the opinion of management, after consultation with legal counsel, resolution of these matters is not expected to have a material effect on the Company's consolidated financial position or results of operations.

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

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

(a) The exhibits that are filed with this Form 10-Q, or that are incorporated herein by reference, are set forth below:

     3.1(i)    Restated Certificate of Incorporation (filed as Exhibit 3.1(i) to
     Annual Report on Form 10-K for the year ended December 31, 1997, File No. 0-14087 ("1997 Form 10-K"), and incorporated herein by reference).

     3.1(ii)   Amended and Restated Bylaws (filed as Exhibit 3.1(ii) to 1997
     Form 10-K, and incorporated herein by reference).

     10.1 First Coastal Corporation Director's Deferred Compensation Plan (filed as Exhibit 10.13 to Annual Report on Form 10-K for the year ended December 31, 1993, File No. 0-14087, and incorporated herein by reference).

     10.2 Agreement for Data Processing Services, dated February 28, 1996, between Coastal Savings Bank and Data Dimensions Inc. (filed as Exhibit
     10.12 to Annual Report on Form 10-K for the year ended December 31, 1995, File No. 0-14087, and incorporated herein by reference).

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

     10.12 Rights Agreement, dated as of February 25, 1998, between First Coastal Corporation and ChaseMellon Shareholder Services, L.L.C. (filed as Exhibit No. 1 to Current Report on Form 8-K, filed March 3, 1998, and incorporated herein by reference).

     27        Financial Data Schedule (filed herewith).

(b)  Reports on Form 8-K.

     The Company filed a Report on Form 8-K on March 3, 1998 with respect to the Company's adoption of a Stockholder Rights Plan.

                           FIRST COASTAL CORPORATION


                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              FIRST COASTAL CORPORATION


Date: May 15, 1998            By:  /s/ Gregory T. Caswell
                                   ---------------------------------------------
                                   Gregory T. Caswell
                                   President and Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: May 15, 1998            By:  /s/ Gregory T. Caswell
                                   ---------------------------------------------
                                   Gregory T. Caswell
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)


Date: May 15, 1998            By:  /s/ Dennis D. Byrd
                                   ---------------------------------------------
                                   Dennis D. Byrd
                                   Treasurer
                                   (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

Exhibit No.    Description of Exhibit
-----------    ----------------------
 3.1(i)        Restated Certificate of Incorporation (filed as Exhibit 3.1(i) to
               Annual Report on Form 10-K for the year ended December 31, 1997,
               File No. 0-14087 ("1997 Form 10-K"), and incorporated herein by reference).

 3.1(ii) Amended and Restated Bylaws (filed as Exhibit 3.1(ii) to 1997 Form 10-K, and incorporated herein by reference).

10.1 First Coastal Corporation Director's Deferred Compensation Plan (filed as Exhibit 10.13 to Annual Report on Form 10-K for the year ended December 31, 1993, File No. 0-14087, and incorporated herein by reference).

10.2 Agreement for Data Processing Services, dated February 28, 1996, between Coastal Savings Bank and Data Dimensions Inc. (filed as
               Exhibit 10.12 to Annual Report on Form 10-K for the year ended December 31, 1995, File No. 0-14087, and incorporated herein by reference).

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

10.12 Rights Agreement, dated as of February 25, 1998, between First Coastal Corporation and ChaseMellon Shareholder Services, L.L.C. (filed as Exhibit No. 1 to Current Report on Form 8-K, filed March 3, 1998, and incorporated herein by reference).


27             Financial Data Schedule (filed herewith).