Form 10-Q
period 1998-06-30
FIRST COASTAL CORP
filed 1998-08-11
CIK 802763

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


  (Mark one):    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                      For the quarterly period ended JUNE 30, 1998

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

          Outstanding at August 7, 1998:   1,360,527 shares

                                     INDEX

                   FIRST COASTAL CORPORATION AND SUBSIDIARY

PART I -      FINANCIAL INFORMATION
              ---------------------
                                                                                                     Page
                                                                                                     ----
      Item 1. Financial Statements

              Consolidated Balance Sheets (Unaudited) as of June 30, 1998 and December
              31, 1997                                                                                3

              Consolidated Statements of Operations (Unaudited) for the three and six
              months ended June 30, 1998 and 1997                                                     4

              Consolidated Statements of Cash Flows (Unaudited) for the six months
              ended June 30, 1998 and 1997                                                            6

              Consolidated Statements of Comprehensive Income (Unaudited) for the three
              and six months ended June 30, 1998 and 1997                                             7


              Notes to Consolidated Financial Statements (Unaudited), June 30, 1998                   8

      Item 2. Management's Discussion and Analysis of Financial of Operations Condition and
              Results of Operations                                                                  10

      Item 3. Quantitative and Qualitative Disclosures About Market Risk                             21


PART II -     OTHER INFORMATION
              -----------------

      Item 1. Legal Proceedings                                                                      21

      Item 2. Changes in Securities and Use of Proceeds                                              21

      Item 3. Defaults Upon Senior Securities                                                        21

      Item 4. Submission of Matters to a Vote of Security Holders                                    21

      Item 5. Other Information                                                                      21

      Item 6. Exhibits and Reports on Form 8-K                                                       22

SIGNATURES                                                                                           24

PART I - FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
First Coastal Corporation and Subsidiary

                                                                                                June 30,   December 31,
                                                                                                -----------------------
(in thousands)                                                                                      1998           1997
-----------------------------------------------------------------------------------------------------------------------
ASSETS
Noninterest earning deposits and cash                                                           $  5,167       $  3,615
Interest earning deposits                                                                         19,549          3,939
                                                                                                --------       --------
 Cash and cash equivalents                                                                        24,716          7,554

Investment securities:
 Available for sale (at market value)                                                             28,016         15,887
 Held to maturity (at cost) (fair value of $4,187 and $6,973 at
    June 30, 1998 and December 31, 1997, respectively)                                             4,199          7,000
                                                                                                --------       --------
                                                                                                  32,215         22,887

Federal Home Loan Bank stock (at cost)                                                             1,315          1,315
Loans held for sale (at market value)                                                              2,655          3,565

Loans                                                                                            104,230        104,304
Less: Deferred loan fees, net                                                                       (135)          (139)
    Allowance for loan losses                                                                     (2,726)        (2,665)
                                                                                                --------       --------
                                                                                                 101,369        101,500

Premises and equipment                                                                             3,749          3,554
Accrued income receivable                                                                            934            970
Real estate owned and repossessions                                                                  121             65
Deferred tax asset                                                                                 3,816          4,095
Other assets                                                                                         829            895
                                                                                                --------       --------
 TOTAL ASSETS                                                                                   $171,719       $146,400
                                                                                                ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits                                                                                        $139,002       $114,991
Advances from Federal Home Loan Bank                                                              12,925         13,294
Savings Bank Notes                                                                                 2,800          3,000
Repurchase agreements                                                                              1,454              -
Accrued expenses and other liabilities                                                               166            307
                                                                                                --------       --------
  TOTAL LIABILITIES                                                                              156,347        131,592

STOCKHOLDERS' EQUITY
Preferred Stock, $1.00 par value; Authorized 1,000,000 shares; none outstanding
Common Stock, $1.00 par value; Authorized 6,700,000 shares; issued and outstanding
 as of June 30, 1998 and December 31, 1997 - 1,360,527 and 1,359,194 shares, respectively          1,361          1,359
Paid-in Capital                                                                                   31,751         31,746
Retained earnings (deficit)                                                                      (17,792)       (18,369)
Unrealized gain on available for sale securities, net                                                 52             72
                                                                                                --------       --------
  TOTAL STOCKHOLDERS' EQUITY                                                                      15,372         14,808
                                                                                                --------       --------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                   $171,719       $146,400
                                                                                                ========       ========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
First Coastal Corporation and Subsidiary

                                                               Three Months Ended June 30,
                                                               ---------------------------
(in thousands, except share and per share amounts)                   1998           1997
------------------------------------------------------------------------------------------
INTEREST AND DIVIDEND INCOME
 Interest and fees on loans                                      $    2,514     $    2,423
 Interest and dividends on investment securities                        414            508
 Other interest income                                                  221             80
                                                                 ----------     ----------
   TOTAL INTEREST AND DIVIDEND INCOME                                 3,149          3,011

INTEREST EXPENSE
 Deposits                                                             1,260          1,129
 Borrowings
   Advances from Federal Home Loan Bank                                 190            254
   Savings Bank Notes                                                    87            108
   Repurchase agreements                                                 10              -
                                                                 ----------     ----------
      Total Interest Expense                                          1,547          1,491
                                                                 ----------     ----------
 Net Interest Income Before Provision for Loan Losses                 1,602          1,520

Provision for Loan Losses                                                 -              -
                                                                 ----------     ----------
 Net Interest Income After Provision for Loan Losses                  1,602          1,520

NONINTEREST INCOME
 Service charges on deposit accounts                                    124            109
 Gain on investment securities transactions                              36             16
 Gain on sales of mortgage loans                                         10             98
 Other                                                                   38             34
                                                                 ----------     ----------
                                                                        208            257
                                                                 ----------     ----------

OPERATING EXPENSES
 Salaries and employee benefits                                         640            545
 Occupancy                                                              128            118
 Net cost of operation of real estate owned and repossessions             5             33
 Other                                                                  586            535
                                                                 ----------     ----------
                                                                      1,359          1,231
                                                                 ----------     ----------
INCOME BEFORE INCOME TAXES                                              451            546
Income Taxes                                                            159            195
                                                                 ----------     ----------
NET INCOME                                                       $      292     $      351
                                                                 ==========     ==========

PER SHARE AMOUNTS
Basic earnings per share:
 Weighted average shares outstanding                              1,359,633      1,358,652
 Net income per share                                            $      .21     $      .26
                                                                 ==========     ==========

Diluted earnings per share:
 Weighted average shares outstanding                              1,380,177      1,373,571
 Net income per share                                            $      .21     $      .26
                                                                 ==========     ==========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
First Coastal Corporation and Subsidiary

                                                                Six Months Ended June 30,
                                                                -------------------------
(in thousands, except share and per share amounts)                  1998          1997
-----------------------------------------------------------------------------------------
INTEREST AND DIVIDEND INCOME
 Interest and fees on loans                                      $    4,991    $    4,663
 Interest and dividends on investment securities                        808           970
 Other interest income                                                  328           222
                                                                 ----------    ----------
   TOTAL INTEREST AND DIVIDEND INCOME                                 6,127         5,855

INTEREST EXPENSE
 Deposits                                                             2,339         2,230
 Borrowings
   Advances from Federal Home Loan Bank                                 403           499
   Savings Bank Notes                                                   170           217
   Repurchase agreements                                                 10             -
                                                                 ----------    ----------
      Total Interest Expense                                          2,922         2,946
                                                                 ----------    ----------
 Net Interest Income Before Provision for Loan Losses                 3,205         2,909

Provision for Loan Losses                                                 -             -
                                                                 ----------    ----------
 Net Interest Income After Provision for Loan Losses                  3,205         2,909

NONINTEREST INCOME
 Service charges on deposit accounts                                    240           209
 Gain on investment securities transactions                              36           146
 Gain on sales of mortgage loans                                         16            94
 Other                                                                   60            69
                                                                 ----------    ----------
                                                                        352           518
                                                                 ----------    ----------

OPERATING EXPENSES
 Salaries and employee benefits                                       1,277         1,083
 Occupancy                                                              259           231
 Net cost of operation of real estate owned and repossessions             2            66
 Other                                                                1,123         1,095
                                                                 ----------    ----------
                                                                      2,661         2,475
                                                                 ----------    ----------
INCOME BEFORE INCOME TAXES                                              896           952
Income Taxes                                                            319           334
                                                                 ----------    ----------
NET INCOME                                                       $      577    $      618
                                                                 ==========    ==========

PER SHARE AMOUNTS
Basic earnings per share:
 Weighted average shares outstanding                              1,359,415     1,358,259
 Net income per share                                            $      .42    $      .45
                                                                 ==========    ==========

Diluted earnings per share:
 Weighted average shares outstanding                              1,380,689     1,371,496
 Net income per share                                            $      .42    $      .45
                                                                 ==========    ==========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
First Coastal Corporation and Subsidiary

                                                                                  Six Months Ended June 30,
                                                                                  -------------------------
(in thousands)                                                                          1998       1997
-----------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
 Net Income                                                                           $    577   $   618
 Adjustments to reconcile net income to net cash provided by operating activities:
   Writedowns of REO                                                                         -        20
   Loss on sales of REO                                                                     (5)        -
   Depreciation and amortization                                                           194       126
   Amortization of investment security premium                                              54        30
   Realized investment securities gains                                                    (36)     (146)
   Realized gains on assets held for sale                                                  (16)      (94)
   Loans originated and acquired for resale                                             (6,040)   (2,866)
   Sales of loans originated and acquired for sale                                       6,966     3,454
   (Increase) decrease in interest receivable                                               36        (6)
   Decrease in interest payable                                                            (17)      (28)
   Net change in other assets                                                              294       656
   Net change in other liabilities                                                        (124)       (7)
                                                                                      --------   -------
Net cash provided by operating activities                                                1,883     1,757
                                                                                      --------   -------

INVESTING ACTIVITIES
 Sales of securities available for sale                                                  2,835     4,646
 Maturities of securities held to maturity                                               6,000     2,001
 Purchases of investment securities available for sale                                 (15,008)   (8,026)
 Purchases of investment securities held to maturity                                    (3,193)        -
 Net change in loans                                                                       131    (4,683)
 Net purchases of premises and equipment                                                  (389)     (100)
                                                                                      --------   -------
Net cash used by investing activities                                                   (9,624)   (6,162)
                                                                                      --------   -------

FINANCING ACTIVITIES
 Net change in deposits                                                                 24,011     2,358
 Proceeds from borrowings                                                                4,000     2,000
 Payments on borrowings                                                                 (4,569)     (348)
 Net change in Repurchase agreements                                                     1,454         -
 Proceeds from issuance of stock options                                                     7         7
                                                                                      --------   -------
Net cash provided by financing activities                                               24,903     4,017
                                                                                      --------   -------

Increase (decrease) in cash and cash equivalents                                        17,162      (388)
Cash and cash equivalents at beginning of period                                         7,554    11,453
                                                                                      --------   -------
Cash and cash equivalents (interest and noninterest bearing) at end of period         $ 24,716   $11,065
                                                                                      ========   =======

NONCASH INVESTING ACTIVITIES
  Change in unrealized holding gains and losses on investment securities
 available for sale                                                                   $    (20)  $    52
  Transfer of loans to real estate owned and repossessions                                 121         -

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
First Coastal Corporation and Subsidiary

                                                           Three Months Ended June 30,
                                                           ---------------------------
(dollars in thousands)                                                   1998    1997
--------------------------------------------------------------------------------------

Net income                                                              $ 292   $ 351

Other comprehensive income:
 Unrealized holding gains (losses) arising during the period (net of
  income taxes: 1998 - $(9); 1997 - $0)                                   (16)    280
 Reclassification adjustment for realized gains included in net
  income (net of income taxes: 1998 - $(12); 1997 - $(5))                 (24)    (11)
                                                                        -----   -----
                                                                          (40)    269
                                                                        -----   -----
   Comprehensive income                                                 $ 252   $ 620
                                                                        =====   =====




                                                            Six Months Ended June 30,
                                                            -------------------------
(dollars in thousands)                                                   1998    1997
-------------------------------------------------------------------------------------

Net income                                                              $ 577   $ 618

Other comprehensive income:
 Unrealized holding gains (losses) arising during the period (net of
  income taxes: 1998 - $(10); 1997 - $0)                                  (20)     52
 Reclassification adjustment for realized gains included in net
  income (net of income taxes: 1998 - $(12); 1997 - $(50))                (24)    (96)
                                                                        -----   -----
                                                                          (44)    (44)
                                                                        -----   -----
   Comprehensive income                                                 $ 533   $ 574
                                                                        =====   =====

See notes to consolidated financial statements.

FIRST COASTAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 1998

NOTE A   BASIS OF PRESENTATION
         ---------------------

The accompanying unaudited condensed consolidated financial statements of First Coastal Corporation (the "Company") and its subsidiary, Coastal Bank (the "Bank"), have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results and other data for the three and six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

In June 1998, FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivatives embedded in other contracts, and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The requirements of this pronouncement will be adopted effective January 1, 2000 and are not expected to have a material effect on the Company's financial statements.

COMPUTATION OF EARNINGS PER SHARE

In February 1997, FASB issued SFAS No. 128, Earnings Per Share. SFAS No. 128 provides reporting standards for basic and diluted earnings per share and is effective for financial statement periods ending after December 15, 1997. Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. All prior period earnings per share data has been restated to conform to the provisions of this statement. The table below sets forth the approximate number of shares used to calculate basic and diluted earnings per share ("EPS") for the three and six months ended June 30, 1998 and 1997.

                                                         Three Months Ended     Six Months Ended
                                                              June 30,              June 30,
                                                        -------------------   -------------------
                                                          1998       1997       1998       1997
                                                        ---------  ---------  ---------  ---------
Weighted average shares outstanding for basic EPS       1,359,633  1,358,652  1,359,415  1,358,259

Effect of dilutive stock options                           20,544     14,919     21,274     13,237
                                                        ---------  ---------  ---------  ---------

Weighted averages shares outstanding for diluted EPS    1,380,177  1,373,571  1,380,689  1,371,496
                                                        =========  =========  =========  =========

INCOME TAXES

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Due to the uncertainty that the benefit of deferred tax assets would be realized, a full valuation allowance was recorded at December 31, 1995. Effective December 31, 1996 management concluded that the completion of the July 1996 recapitalization, the payoff of the $9.0 million promissory note obligation (the "FDIC Note") to the Federal Deposit Insurance Corporation ("FDIC") incurred as a result of the January 1995 settlement of the cross guaranty claim, and the improved financial condition of the Company reduced the uncertainties relating to the prospective utilization of the net operating loss carryforwards. As a result, in accordance with SFAS No. 109, in the fourth quarter of 1996 the valuation allowance against the deferred tax asset was reduced and the $4.8 million income tax benefit was recognized. Accordingly, for financial reporting purposes subsequent to January 1, 1997, earnings are reported on a tax effected basis as though income tax expense had been incurred.

In order to help maintain the benefit of the deferred tax asset, the Company amended its Restated Certificate of Incorporation in June 1996 to provide that absent approval by the Company's Board of Directors no person shall become or make an offer to become a beneficial owner of five percent or more of the Company's voting stock for a three year period, which provision expires June 11, 1999. This amendment is intended to help reduce the likelihood that there will be an "ownership change" as defined in Section 382 of the Internal Revenue Code, which could result in a reduction in the amount of net operating loss carryforwards for tax purposes.

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

RESULTS OF OPERATIONS

OVERVIEW

The Company reported net income of $292,000 and $577,000 for the three and six month ended June 30, 1998, compared to net income of $351,000 and $618,000 for the same periods in 1997. The $41,000 decline in net income for the six months ended June 30, 1998 as compared to the same respective period in 1997 is primarily attributable to a decrease in securities and loan sale gains of $188,000 for the six months ended June 30, 1998. Income for the three months ended June 30, 1998 declined $59,000 as compared to the three months ended June 30, 1997, resulting primarily from a $68,000 decline in loan and securities sales gains.

NET INTEREST INCOME

Net interest income increased $82,000 and $296,000 for the three and six months ended June 30, 1998 as compared to the same respective period in 1997. The increase in net interest income for the three months ended June 30, 1998 as compared to the same respective period in 1997 was a result of a $138,000 increase in interest income, $91,000 of which was the result of higher loan balances, partially offset by a $56,000 increase in interest expense, in part related to the Company's new High Rise Savings program, as more fully described below under the caption Interest Expense. The increase in net interest income for the six months ended June 30, 1998 as compared to the same period in 1997 is primarily attributable to a $328,000 increase in interest income and fees received on loans resulting from an increase in average loan balances and yields, partially offset by a $56,000 decrease in interest received on cash and investments.

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


                                                                For the Six Months Ended June 30,
                                               ------------------------------------------------------------------
                                                           1998                                      1997
                                               -------------------------------    -------------------------------
                                               Average                           Average
(in thousands)                                 Balance   Interest  Yield/(1)/    Balance   Interest  Yield/(1)/
---------------------------------------------  --------  --------  ------------  --------  --------  ------------
ASSETS:
Cash                                           $ 11,891    $  328     5.48%      $  7,842    $  222         5.71%
Investments                                      24,933       808     6.54         29,950       970         6.53
Loans/(2) (3)/
 Residential real estate mortgages               36,685     1,579     8.61         35,027     1,482         8.53
 Commercial real estate mortgages                50,214     2,440     9.80         48,511     2,294         9.53
 Commercial and industrial loans                  5,605       273     9.82          3,250       156         9.69
 Consumer loans                                  14,726       699     9.58         15,171       731         9.71
                                               --------    ------                --------    ------
   Total loans                                  107,230     4,991     9.39        101,959     4,663         9.22

Total interest earning assets                   144,054     6,127     8.58        139,751     5,855         8.45
Noninterest earning assets                       10,297                            11,452
                                               --------                          --------
 Total assets                                  $154,351                          $151,203
                                               ========                          ========

LIABILITIES:
Deposits
 Savings                                       $ 41,750    $  674     3.25%      $ 34,847    $  470         2.72%
 Now and money market accounts                   17,626       201     2.30         18,728       234         2.52
 Certificates of deposits                        54,875     1,464     5.38         57,192     1,526         5.38
                                               --------    ------                --------    ------
   Total interest bearing deposits              114,251     2,339     4.13        110,767     2,230         4.06
Borrowings                                       17,273       583     6.81         20,561       716         7.02
                                               --------    ------                --------    ------
 Total interest bearing liabilities             131,524     2,922     4.48%       131,328     2,946         4.52%

Noninterest bearing deposits                      7,154                             5,675
Noninterest bearing liabilities                     110                               175
Stockholders' equity                             15,563                            14,025
                                               --------                          --------
 Total liabilities and stockholders' equity    $154,351                          $151,203
                                               ========                          ========
Net interest income                                        $3,205                            $2,909
                                                           ======                            ======
Net interest rate spread/(4)/                                         4.10%                                 3.92%
Net interest margin/(5)/                                              4.49%                                 4.20%

/(1)/ Annualized.
/(2)/ For purposes of these computations, loans held for sale and nonaccrual loans are included in the average loan amounts outstanding.
/(3)/ Fees from loans is included in interest income from loans.
/(4)/ Return on interest earning assets less cost of interest bearing liabilities.
/(5)/ Net interest income divided by average earning assets.


Interest income increased $138,000 for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997, primarily attributable to a $91,000 increase in loan interest income resulting from a $3.4 million increase in average loan balances. Additionally, interest earned on cash and securities increased $47,000 resulting from a $6.5 million increase in average balances, offset by a 55 basis point decline in yields.

Interest income increased $272,000 for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. This increase was the result of a $328,000 increase in interest on loans, attributable to a $5.3 million increase in average loan balances (of which $1.9 million is related to loans held for sale), a 17 basis point increase in loan yields, from 9.22% to 9.39%, and a $106,000 increase in interest income received on cash, primarily as a result of higher average balances of $4.0 million. This was offset in part by a $162,000 reduction in interest income from investments resulting from reduced balances.

Competition with regard to loan originations, particularly commercial real estate and commercial and industrial loans, has continued to be intense. As a result, the yields on new loan originations, particularly in these two categories, are expected to decline relative to interest rates in general. Competitive factors have also resulted in, and are expected to continue to result in, an increase in loan prepayments as compared to that which might ordinarily have been expected, as well as some reductions in contract interest rates for existing customers. As a result, there is some likelihood that loan yields will decline in the foreseeable future.

Interest expense increased $56,000 for the three months ended June 30, 1998 as compared to the same respective period in 1997 as a result of a $205,000 increase in interest expense paid on savings accounts (a $13.7 million increase in average deposit balances and a 93 basis point increase in yield). This was offset by a $74,000 decline in interest expense paid on certificate of deposits and interest bearing checking accounts (a $3.4 million decline in average deposit balances and a 19 basis point decline in yields). Additionally, borrowing expense declined $75,000 as a result of a reduction in the amount of advances owed the Federal Home Loan Bank and a $1.0 million unscheduled principal payment made during the third quarter of 1997 against the promissory notes issued to a group of four Maine savings banks (the "Savings Banks") in the aggregate amount of $4.0 million (the "Savings Bank Notes"). On June 30, 1998 a scheduled principal payment of $200,000 was made, further reducing the balance to $2.8 million.

On March 23, 1998, the Company introduced a new savings deposit product called High Rise Savings. The introductory interest rate paid on this product for accounts opened during the initial introductory period (which period ended July 3, 1998) is tiered and ranges from 4.64% to 5.59%, with these rates in effect through December 31, 1998 (following the introductory period, the product's interest rates declined). Also, a portion of the Bank's deposit customers converted their pre-existing accounts to High Rise Savings accounts at higher yields. As a result of this program, savings deposit balances increased significantly, thereby increasing the overall cost of funds to the Bank.

Interest expense declined $24,000 for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. Borrowing expense declined $133,000 as a result of a $3.3 million decline in average borrowings balances and a 21 basis point decline in the yield. This decline in borrowing expense was partially offset by a $109,000 increase in deposit expense, primarily resulting from an increase in High Rise Savings balances.

Although interest expense declined $24,000 for the six months ended June 30, 1998 as compared to the same respective period in 1997, management does not expect this trend to continue. Balances in the Bank's new High Rise Savings product equaled $31.7 million at June 30, 1998 and, as discussed previously, carry interest rates established during the introductory period until December 31, 1998 that will result in an increase in the Bank's cost of funds. Additionally, the Bank launched its new cash management program for businesses in May 1998. The program includes repurchase agreements, which are deposits that are not FDIC insured, but instead are collateralized by mortgage-backed securities owned by the Bank. At June 30, 1998 these repurchase agreements equaled $1.5 million. The interest rates paid on these repurchase agreements ranges between 4.0% and 4.5%.

PROVISION FOR LOAN LOSSES

There was no provision for loan losses expense for the three and six months ended June 30, 1998 and 1997. The absence of provision for loan losses is attributable to (i) the essentially unchanged level of the allowance for loan losses (the "Allowance"), both in dollars ($2.7 million at June 30, 1998 and $2.6 million at June 30, 1997) and as a percentage of total loans (2.61% at June 30, 1998 versus 2.62% at June 30, 1997), and (ii) management's review of the portfolio and its determination of the adequacy of the Allowance as of June 30, 1998.

Management believes that in accordance with the Bank's Allowance for Loan Loss Policy, the Allowance is adequate at June 30, 1998. However, future additions to the Allowance may be necessary based on changes in the financial condition of various borrowers, new information that becomes available relative to various borrowers and loan collateral, growth in the size or changes in the mix or concentration risk of the loan portfolio, as well as changes in local, regional or national economic conditions. In addition, various regulatory authorities, as an integral part of their examination process, periodically review the Bank's Allowance. Such authorities may require the Bank to recognize additional provision for loan losses based upon information available to them and their judgments at the time of their examination.

NONINTEREST INCOME

Noninterest income declined $49,000 for the three months ended June 30, 1998 as compared to the same respective period in 1997. Noninterest income for the three months ended June 30, 1997 included a $94,000 gain received on the sale of Maine State Housing Authority loans.

Noninterest income for the six months ended June 30, 1998 declined $166,000 as compared to the six months ended June 30, 1997. This is primarily attributable to a $188,000 decline in loan and security gains for the six months ended June 30, 1998 as compared to the same respective period in 1997.

OPERATING EXPENSES

Operating expense increased $128,000 for the three months ended June 30, 1998 as compared to the same respective period in 1997. This increase is primarily attributable to a $95,000 increase in salaries and benefits expense, resulting from a $55,000 increase in salaries due to changes in staffing levels (including the opening of the Portland office in March 1998), annual salary increases and a $25,000 increase in pension expense resulting from the Company's 401(k) defined contribution plan implemented in August 1997.

Operating expenses increased $186,000 for the six months ended June 30, 1998 as compared to the same respective period in 1997 primarily as a result of additional costs associated with several business initiatives the Bank implemented during the first and second quarters of 1998. These initiatives include the opening of the Portland branch, Internet banking for businesses, the development and introduction of a new line of cash management services for businesses and additional staffing resulting from increased commercial lending activity. The increase in salaries and benefits expense represented $194,000 of the total increase and was primarily attributable to changes in staffing levels, annual salary increases and a $49,000 increase in pension expense in the form of 401(k) matching contributions attributable to the implementation of the 401(k) defined contribution plan in August 1997.

FINANCIAL CONDITION
-------------------

TOTAL ASSETS

At June 30, 1998, total assets were $171.7 million, representing an increase of $25.3 million (or 17.3%) from total assets of $146.4 million at December 31, 1997. This increase was attributable to a $25.5 million increase in deposit balances and repurchase agreements, with the deposit increase primarily attributable to the introduction of High Rise Savings in March 1998. The High Rise Savings introductory program was advertised and included introductory rates that were in excess of market rates and ran from March 23 until July 3, 1998, resulting in $25.0 million in new deposits by June 30, 1998. However, as a result of the discontinuation of the marketing campaign, and a reduction in the interest rate available to new High Rise Savings customers following the close of the introductory period, increases in deposit balances attributable to High Rise Savings are not expected to continue at the same level. The bulk of this deposit growth was primarily invested in securities and overnight cash investments at June 30, 1998.

INVESTMENTS

The Company's investment portfolio is comprised primarily of U.S. government and agency obligations and also contains miscellaneous equity securities. Total investment securities at June 30, 1998 were $32.2 million compared to $22.9 million at December 31, 1997. This increase is attributable to the purchase of $11.0 million in mortgage-backed securities, $3.0 million in U.S. government agency callable notes and $4.0 million in U.S. government obligations, partially offset by $5.8 million in U.S. government agency callable notes which were called (all during the first quarter of 1998) and $2.9 million in prepayments and amortization on mortgage-backed securities. Investment securities classified as available for sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders' equity. Investment securities held to maturity are stated at cost, adjusted for amortization of bond premiums and accretion of bond discounts.

The following table sets forth the amortized cost and fair value of investment securities for each major security type at June 30, 1998.

                                                 June 30, 1998
                                   ------------------------------------------
                                                 Gross        Gross     Fair
                                    Amortized  Unrealized  Unrealized  Market
(in thousands)                        Cost        Gain        Loss      Value
-----------------------------------------------------------------------------
Available for sale:
 U.S. government obligations          $ 3,993    $  1       $    (1)  $ 3,993
 Mortgage backed securities            23,851     108           (25)   23,934
 Other                                     89       -             -        89
                                      -------    ----       -------   -------
                                      $27,933    $109       $   (26)  $28,016
                                      =======    ====       =======   =======

Held to maturity:
 U.S. government obligations          $   199    $  1             -   $   200
 U.S. government callable notes         4,000       -       $   (13)    3,987
                                      -------    ----       -------   -------
                                      $ 4,199    $  1       $   (13)  $ 4,187
                                      =======    ====       =======   =======

The tax effected net unrealized gain on investment securities classified as available for sale was $52,000 at June 30, 1998, versus a net unrealized gain of $72,000 at December 31, 1997.

The following table represents the contractual maturities for investments in debt securities for each major security type at June 30, 1998.

                                                  June 30, 1998
                                    -----------------------------------------
                                                    Maturing
                                    -----------------------------------------
                                               After One
                                     Within   But Within     After
(in thousands)                      One Year  Five Years  Five Years   Total
-----------------------------------------------------------------------------

Available for sale:
 U.S. government obligations               -     $ 2,007     $ 1,986  $ 3,993
 Mortgage backed securities                -           -      23,934   23,934
                                    --------  ----------     -------  -------
                                           -     $ 2,007     $25,920  $27,927
                                    ========  ==========     =======  =======

Held to maturity:
 U.S. government obligations          $  199           -           -  $   199
 U.S. government agency callable
  notes                                4,000           -           -    4,000
                                    --------  ----------     -------  -------
                                      $4,199           -           -  $ 4,199
                                    ========  ==========     =======  =======

LOANS HELD FOR SALE

Loans held for sale (all of which were residential mortgages carried at market value) equaled $2.7 million at June 30, 1998 as compared to $3.6 million at December 31, 1997, a decrease of $0.9 million. The outstanding dollar amount of loans held for sale can vary greatly from period to period, affected by such factors as mortgage origination levels, the timing and delivery of loan sales, changes in market interest rates and asset/liability management strategies. At June 30, 1998 the Bank had binding commitments for the sale of mortgage loans held for sale totaling $2.3 million.

LOANS

Loans consisted of the following:

                                   June 30,  December 31,
                                   ----------------------
(in thousands)                       1998        1997
---------------------------------------------------------

Real estate mortgage loans:
 Residential                       $ 32,532      $ 33,251
 Commercial                          51,861        48,705
 Real estate construction loans       1,320         1,955
Commercial and industrial loans       4,474         5,166
Consumer and other loans             14,043        15,227
                                   --------      --------
                                   $104,230      $104,304
                                   ========      ========

Loans declined $74,000 (or 0.7%) at June 30, 1998 as compared to December 31, 1997. The decline was attributable to pay offs in all categories of loans with the exception of commercial mortgage loans. The level of pay offs increased during the first and second quarters of 1998 as a result of favorable interest rates to the borrowers.

ALLOWANCE FOR LOAN LOSSES ("ALLOWANCE")

The Company's Allowance was $2.7 million at June 30, 1998 and December 31, 1997. The Allowance represented 2.62% and 2.56% of total loans, and 650.6% and 353.9% of nonperforming loans, at June 30, 1998 and December 31, 1997, respectively.

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

NONPERFORMING ASSETS

Information with respect to nonperforming assets is set forth below:

                                           June 30,  December 31,
                                           --------  ------------
(in thousands)                               1998        1997
-----------------------------------------  --------  ------------

Nonaccrual loans                              $ 243         $ 387
Accruing loans past due 90 days or more          55           101
Restructured loans                                -           265
Real estate owned and repossessions             121            65
                                              -----         -----
Total                                         $ 419         $ 818
                                              =====         =====


The level of nonperforming assets declined $399,000 from December 31, 1997 to June 30, 1998. $265,000 of the $399,000 decline in is attributable to the reclassification of a restructured loan to performing status under the terms of the restructure.

Since 1992 the Company has experienced a significant downward trend in the level of nonperforming assets. Though management has not seen any indication that asset quality is or might be deteriorating, the current level of nonperforming assets is at such a low level that is considered unsustainable, and as a result the level of nonperforming assets is considered much more likely to increase than decrease in the future.

In addition, other factors could result in a decline in the quality of the loan portfolio and an increase in the level of nonperforming assets. Deterioration in the national or local economy, a rise in interest rates, or deterioration in the real estate market could all adversely affect asset quality and cause an increase in the level of nonperforming assets. Furthermore, the Company continues to hold a large concentration of commercial real estate loans which are vulnerable to default in the event there is deterioration in the real estate market.

IMPAIRED LOANS

Management reviews loans on a case by case basis to determine which loans should be classified as impaired. If management believes that it is probable that there will be a loss of scheduled principal or interest, then such loans are determined to be impaired. At June 30, 1998, the recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114 totaled $375,000, as compared to $717,000 at December 31, 1997. The corresponding portion of the Allowance allocated as reserves ("Allocated Reserves") against the total recorded investment in loans was $70,000 as of June 30, 1998 and $91,000 as of December 31, 1997. An amount equal to $243,000 of the $375,000 total impaired loans was classified as either nonaccrual or troubled debt restructures and the remaining $132,000 was classified as potential problem loans at June 30, 1998. The income recorded on a cash basis relating to impaired loans equaled $8,700 and $52,000 for the six months ended June 30, 1998 and 1997, respectively. The average balance of outstanding impaired loans was $481,000 and $3.1 million at June 30, 1998 and June 30, 1997, respectively, with an effective annualized yield of 3.63% and 3.4%, respectively. All of the impaired loans were collateralized by real estate at June 30, 1998 and accounted for by the lower of the fair value of the collateral (net of the $70,000 Allocated Reserves) or amortized loan value.

REAL ESTATE OWNED ("REO")

REO consists of properties acquired through mortgage loan foreclosure proceedings, repossessions or in full or partial satisfaction of outstanding loan obligations. At June 30, 1998, REO totaled approximately $121,000, consisting of $107,000 in 1-4 family residential real estate, and $14,000 in other repossessed assets.

LIQUIDITY - BANK

Deposits totaled $139.0 million at June 30, 1998, an increase of $24.0 million (or 20.9%) from the level of $115.0 million at December 31, 1997.

Deposit balances were as follows:

                                       June 30,  December 31,
                                       ----------------------
(in thousands)                           1998        1997
-------------------------------------------------------------

Noninterest bearing demand deposits    $  9,004      $  7,599
Interest bearing demand deposits         16,839        17,117
Savings and escrow deposits              59,791        34,465
Time deposits                            53,368        55,810
                                       --------      --------
  Total                                $139,002      $114,991
                                       ========      ========

The increase in deposit levels is primarily attributable to a new savings deposit program, High Rise Savings, implemented in the first quarter of 1998, which increased savings deposits by $25.3 million. As a result of the discontinuation of the advertising program and introductory rate, this increase in savings account balances is not expected to continue at the same level as experienced during the second quarter of 1998.

LIQUIDITY - COMPANY

On a parent company only basis ("parent"), the Company conducts no separate operations. Its business consists of the operations of its banking subsidiary. In addition to debt service relating to the Savings Bank Notes in the aggregate principal amount of $2.8 million, the Company's expenses consist primarily of Delaware franchise taxes associated with the Company's authorized capital stock, and certain legal and various other expenses. Expenses, including certain audit and professional fees, insurance and other expenses, are allocated between the Bank and the Company based upon the relative benefits derived. At June 30, 1998, the parent's assets consisted of $111,000 in cash.

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

CAPITAL - BANK

The table below sets forth the regulatory capital requirements and capital ratios for the Bank at June 30, 1998 and December 31, 1997:

                                                        June 30,   December 31,
                                                        ------------------------
(dollars in thousands)                                    1998         1997
--------------------------------------------------------------------------------
Tier 1 capital (Leverage) to total assets /(1)/ratio
------------------------------------------------------
 Qualifying capital                                     $ 14,582       $ 13,877
 Actual %                                                   9.30%          9.63%
 Minimum requirement for capital adequacy %                 4.00%          4.00%
 Average quarterly assets                               $156,826       $144,138

Tier 1 capital to risk-weighted assets
------------------------------------------------------
 Qualifying capital                                     $ 14,582       $ 13,877
 Actual %                                                  15.24%         15.03%
 Minimum requirement for capital adequacy %                 4.00%          4.00%

Total capital to risk-weighted assets
             (Tier 1 and Tier 2)
------------------------------------------------------
 Qualifying capital                                     $ 15,797       $ 15,050
 Actual %                                                  16.51%         16.30%
 Minimum requirement for capital adequacy %                 8.00%          8.00%
 Risk-weighted assets                                   $ 95,703       $ 92,335

/(1)/ Calculated on an average quarterly basis.

CAPITAL - COMPANY

The table below sets forth the regulatory capital requirements and capital ratios for the Company at June 30, 1998 and December 31, 1997:

                                                        June 30,   December 31,
                                                        ------------------------
(dollars in thousands)                                    1998         1997
--------------------------------------------------------------------------------
Tier 1 capital (Leverage) to total assets /(1)/ratio
----------------------------------------------------
 Qualifying capital                                     $   11,982   $    11,106
 Actual %                                                     7.72%         7.71%
 Minimum requirement for capital adequacy %              4.00-5.00%    4.00-5.00%
 Average quarterly assets                               $  155,300   $   144,004

Tier 1 capital to risk-weighted assets
------------------------------------------------------
 Qualifying capital                                     $   11,982   $    11,106
 Actual %                                                    12.55%        12.02%
 Minimum requirement for capital adequacy %                   4.00%         4.00%

Total capital to risk-weighted assets
             (Tier 1 and Tier 2)
------------------------------------------------------
 Qualifying capital                                     $   13,195   $    12,279
 Actual %                                                    13.82%        13.29%
 Minimum requirement for capital adequacy %                   8.00%         8.00%
 Risk-weighted assets                                   $   95,509   $    92,378

/(1)/ Calculated on an average quarterly basis.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

  Not applicable.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------

  As of June 30, 1998, there were various claims and lawsuits pending against the Company incidental to the ordinary course of business. In the opinion of management, after consultation with legal counsel, resolution of these matters is not expected to have a material effect on the Company's consolidated financial position or results of operations.

Item 2.  Changes in Securities and Use of Proceeds
--------------------------------------------------

  Not applicable.

Item 3. Defaults Upon Senior Securities
---------------------------------------

  Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

(a) The 1998 Annual Meeting of Stockholders of the Company was held on May 19, 1998.

(b) Nominees Gregory T. Caswell, David B. Hawkes, Sr. and Charles A. Stewart III were elected for three-year terms to expire in 2001. The continuing directors are Dennis D. Byrd, MaryEllen FitzGerald, Roger E. Klein, Normand
    E. Simard and Edward K. Simensky.

(c) The results of the voting at the 1998 Annual Meeting of Stockholders (pursuant to a record date of April 16, 1998) were as follows:

  (i) Election of Directors: 1,113,670 shares were voted to elect nominees Gregory T. Caswell, David B. Hawkes, Sr. and Charles A. Stewart III as directors of the Company for three year terms and 96,101 shares were voted to withhold authority.

  (ii) Ratification of Coopers & Lybrand L.L.P. as Independent Public Accountants for the year ending December 31, 1998. For: 1,146,234;
       Against: 62,927; Abstain: 610.

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

(b) No Reports on Form 8-K were filed by the Company during the second quarter 1998.

                           FIRST COASTAL CORPORATION


                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    FIRST COASTAL CORPORATION


Date: August 11, 1998               By:  /s/ Gregory T. Caswell
                                         -----------------------------
                                         Gregory T. Caswell
                                         President and Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: August 11, 1998               By:  /s/ Gregory T. Caswell
                                         -----------------------------
                                         Gregory T. Caswell
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)


Date: August 11, 1998               By:  /s/ Dennis D. Byrd
                                         -----------------------------
                                         Dennis D. Byrd
                                         Treasurer
                                         (Principal Financial and Accounting
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