Form 10-Q
period 1998-09-30
FIRST COASTAL CORP
filed 1998-11-16
CIK 802763

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


(Mark one):  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended SEPTEMBER 30, 1998

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

          Outstanding at November 9, 1998:   1,360,527 shares

                                     INDEX

                    FIRST COASTAL CORPORATION AND SUBSIDIARY

                                                                            Page
                                                                            ----
PART I -  FINANCIAL INFORMATION
          ---------------------

Item 1.   Financial Statements

          Consolidated Balance Sheets (Unaudited) as of
          September 30, 1998 and December 31, 1997                           3

          Consolidated Statements of Operations (Unaudited)
          for the three and nine months ended September 30,
          1998 and 1997                                                      4

          Consolidated Statements of Cash Flows (Unaudited) for
          the nine months ended September 30, 1998 and 1997                  6

          Consolidated Statements of Comprehensive Income
          (Unaudited) for the three and nine months ended
          September 30, 1998 and 1997                                        7

          Notes to Consolidated Financial Statements (Unaudited),
          September 30, 1998                                                 8

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                9

Item 3.   Quantitative and Qualitative Disclosures About Market Risk        22


PART II - OTHER INFORMATION
          -----------------

Item 1.   Legal Proceedings                                                 22

Item 2.   Changes in Securities and Use of Proceeds                         22

Item 3.   Defaults Upon Senior Securities                                   22

Item 4.   Submission of Matters to a Vote of Security Holders               22

Item 5.   Other Information                                                 22

Item 6.   Exhibits and Reports on Form 8-K                                  23

SIGNATURES                                                                  25

PART I - FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS
-----------------------------

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
First Coastal Corporation and Subsidiary

                                                   September 30,   December 31,
                                                   -------------   ------------
(in thousands)                                              1998           1997
-------------------------------------------------------------------------------
ASSETS
Noninterest earning deposits and cash                   $  3,386       $  3,615
Interest earning deposits                                 19,896          3,939
                                                        --------       --------
 Cash and cash equivalents                                23,282          7,554

Investment securities:
 Available for sale (at market value)                     42,435         15,887
 Held to maturity (at cost) (fair value
  of $6,973 at December 31, 1997)                              -          7,000
                                                        --------       --------
                                                          42,435         22,887

Federal Home Loan Bank stock (at cost)                     1,315          1,315
Loans held for sale (at market value)                      2,049          3,565

Loans                                                    104,288        104,304
Less:  Deferred loan fees, net                              (110)          (139)
       Allowance for loan losses                          (2,752)        (2,665)
                                                        --------       --------
                                                         101,426        101,500

Premises and equipment                                     2,590          3,554
Accrued income receivable                                    950            970
Real estate owned and repossessions                          121             65
Deferred tax asset                                         3,346          4,095
Other assets                                                 675            895
                                                        --------       --------
  TOTAL ASSETS                                          $178,189       $146,400
                                                        ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits                                                $145,460       $114,991
Advances from Federal Home Loan Bank                      12,736         13,294
Savings Bank Notes                                         2,800          3,000
Repurchase agreements                                        710              -
Accrued expenses and other liabilities                       224            307
                                                        --------       --------
  TOTAL LIABILITIES                                      161,930        131,592

STOCKHOLDERS' EQUITY
Preferred Stock, $1.00 par value;
Authorized 1,000,000 shares; none outstanding
Common Stock, $1.00 par value; Authorized
6,700,000 shares; issued and outstanding as
of September 30, 1998 and December 31, 1997 -
1,360,527 and 1,359,194 shares, respectively               1,361          1,359
Paid-in Capital                                           31,751         31,746
Retained earnings (deficit)                              (17,171)       (18,369)
Unrealized gain on available for sale
 securities, net                                             318             72
                                                        --------       --------
  TOTAL STOCKHOLDERS' EQUITY                              16,259         14,808
                                                        --------       --------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $178,189       $146,400
                                                        ========       ========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
First Coastal Corporation and Subsidiary

                                                Three Months Ended September 30,
(in thousands, except                           --------------------------------
share and per share amounts)                              1998        1997
--------------------------------------------------------------------------------
INTEREST AND DIVIDEND INCOME
 Interest and fees on loans                         $    2,450  $    2,453
 Interest and dividends on investment
  securities                                               595         423
 Other interest income                                     328         126
                                                    ----------  ----------
   TOTAL INTEREST AND DIVIDEND INCOME                    3,373       3,002

INTEREST EXPENSE
 Deposits                                                1,478       1,122
 Borrowings
   Advances from Federal Home Loan Bank                    190         224
   Savings Bank Notes                                       81         175
   Repurchase agreements                                     2           -
                                                    ----------  ----------
      Total Interest Expense                             1,751       1,521
                                                    ----------  ----------
 Net Interest Income Before Provision
  for Loan Losses                                        1,622       1,481

Provision for Loan Losses                                    -           -
                                                    ----------  ----------
 Net Interest Income After Provision
  for Loan Losses                                        1,622       1,481

NONINTEREST INCOME
 Service charges on deposit accounts                       139         124
 Gain on investment securities transactions                 68          98
 Gain on sales of mortgage loans                            51          11
 Other                                                     572          50
                                                    ----------  ----------
                                                           830         283
                                                    ----------  ----------

OPERATING EXPENSES
 Salaries and employee benefits                            797         608
 Occupancy                                                  95          67
 Net cost of operation of real estate
  owned and repossessions                                    7          27
 Other                                                     594         550
                                                    ----------  ----------
                                                         1,493       1,252
                                                    ----------  ----------
INCOME BEFORE INCOME TAXES                                 959         512
Income Taxes                                               338         178
                                                    ----------  ----------
NET INCOME                                          $      621  $      334
                                                    ==========  ==========

PER SHARE AMOUNTS
Basic earnings per share:
 Weighted average shares outstanding                 1,360,527   1,359,194
 Net income per share                                     $.46        $.25
                                                    ==========  ==========

Diluted earnings per share:
 Weighted average shares outstanding                 1,378,264   1,377,562
 Net income per share                                     $.45        $.24
                                                    ==========  ==========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
First Coastal Corporation and Subsidiary

                                              Nine Months Ended September 30,
(in thousands, except                         -------------------------------
share and per share amounts)                           1998        1997
-----------------------------------------------------------------------------
INTEREST AND DIVIDEND INCOME
 Interest and fees on loans                      $    7,441  $    7,116
 Interest and dividends on investment
  securities                                          1,403       1,393
 Other interest income                                  656         348
                                                 ----------  ----------
   TOTAL INTEREST AND DIVIDEND INCOME                 9,500       8,857

INTEREST EXPENSE
 Deposits                                             3,817       3,352
 Borrowings
   Advances from Federal Home Loan Bank                 593         723
   Savings Bank Notes                                   251         392
   Repurchase agreements                                 12           -
                                                 ----------  ----------
      Total Interest Expense                          4,673       4,467
                                                 ----------  ----------
 Net Interest Income Before Provision
  for Loan Losses                                     4,827       4,390

Provision for Loan Losses                                 -           -
                                                 ----------  ----------
 Net Interest Income After Provision
  for Loan Losses                                     4,827       4,390

NONINTEREST INCOME
 Service charges on deposit accounts                    379         333
 Gain on investment securities transactions             104         244
 Gain on sales of mortgage loans                         67         105
 Other                                                  632         119
                                                 ----------  ----------
                                                      1,182         801
                                                 ----------  ----------

OPERATING EXPENSES
 Salaries and employee benefits                       2,074       1,691
 Occupancy                                              354         298
 Net cost of operation of real estate
  owned and repossessions                                 9          93
 Other                                                1,717       1,645
                                                 ----------  ----------
                                                      4,154       3,727
                                                 ----------  ----------
INCOME BEFORE INCOME TAXES                            1,855       1,464
Income Taxes                                            657         512
                                                 ----------  ----------
NET INCOME                                       $    1,198  $      952
                                                 ==========  ==========

PER SHARE AMOUNTS
Basic earnings per share:
 Weighted average shares outstanding              1,359,790   1,358,574
 Net income per share                                  $.88        $.70
                                                 ==========  ==========

Diluted earnings per share:
 Weighted average shares outstanding              1,380,013   1,372,721
 Net income per share                                  $.87        $.69
                                                 ==========  ==========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
First Coastal Corporation and Subsidiary

                                                Nine Months Ended September 30,
                                                -------------------------------
(in thousands)                                                  1998       1997
-------------------------------------------------------------------------------
OPERATING ACTIVITIES
 Net Income                                                 $  1,198   $    952
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Writedowns of REO                                               -         36
   Gain on sales of REO                                           (5)         -
   Depreciation and amortization                                 299        234
   Amortization of investment security premium                    83         40
   Realized investment securities gains                         (104)      (244)
   Realized gains on assets held for sale                        (67)      (105)
   Loans originated and acquired for resale                   (9,599)    (5,761)
   Sales of loans originated and acquired for sale            11,182      5,341
   Decrease in interest receivable                                20        178
   Increase in interest payable                                    7         10
   Net change in other assets                                    918        892
   Net change in other liabilities                               (90)         8
                                                            --------   --------
Net cash provided by operating activities                      3,842      1,581
                                                            --------   --------

INVESTING ACTIVITIES
 Sales and maturities of securities available for sale         4,542     14,320
 Maturities of securities held to maturity                    10,000      2,001
 Purchases of investment securities available for sale       (30,630)   (10,167)
 Purchases of investment securities held to maturity          (3,193)         -
 Net change in loans                                              74     (5,797)
 Net sales (purchases) of premises and equipment                 665       (249)
                                                            --------   --------
Net cash provided (used) by investing activities             (18,542)       108
                                                            --------   --------

FINANCING ACTIVITIES
 Net change in deposits                                       30,469      1,247
 Proceeds from borrowings                                      4,000      2,000
 Payments on borrowings                                       (4,758)    (3,525)
 Net change in Repurchase agreements                             710          -
 Proceeds from issuance of common stock options                    7          7
                                                            --------   --------
Net cash provided (used) by financing activities              30,428       (271)
                                                            --------   --------

Increase in cash and cash equivalents                         15,728      1,418
Cash and cash equivalents at beginning of period               7,554     11,453
                                                            --------   --------
Cash and cash equivalents (interest and noninterest
 bearing) at end of period                                  $ 23,282   $ 12,871
                                                            ========   ========

NONCASH INVESTING ACTIVITIES
 Change in unrealized holding gains and losses on
  investment securities available for sale                  $   (246)  $    138
 Transfer of loans to real estate owned and repossessions        121          -


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
First Coastal Corporation and Subsidiary

                                               Three Months Ended September 30,
                                               --------------------------------
(dollars in thousands)                                           1998     1997
-------------------------------------------------------------------------------
Net income                                                     $  621   $  334

Other comprehensive income:
 Unrealized holding gains arising during
  the period (net of income taxes:
  1998 - $160; 1997 - $0)                                         311      151
 Reclassification adjustment for realized
  gains included in net income (net of
  income taxes: 1998 - $(23); 1997 - $(33))                      (45)     (65)
                                                               ------   ------
                                                                  266       86
                                                               ------   ------
   Comprehensive income                                        $  887   $  420
                                                               ======   ======

                                                Nine Months Ended September 30,
                                               --------------------------------
(dollars in thousands)                                           1998     1997
-------------------------------------------------------------------------------
Net income                                                     $1,198   $  952

Other comprehensive income:
 Unrealized holding gains arising during
  the period (net of income taxes:
  1998 - $162; 1997 - $0)                                         315      299
 Reclassification adjustment for realized
  gains included in net income (net of income
  taxes: 1998 - $(35); 1997 - $(83))                              (69)    (161)
                                                               ------   ------
                                                                  246      138
                                                               ------   ------
   Comprehensive income                                        $1,444   $1,090

See notes to consolidated financial statements.

FIRST COASTAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 1998

NOTE A   BASIS OF PRESENTATION
         ---------------------

The accompanying unaudited condensed consolidated financial statements of First Coastal Corporation (the "Company") and its subsidiary, Coastal Bank (the "Bank"), have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.
In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results and other data for the three and nine months ended
September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

NEW ACCOUNTING STANDARDS

Effective January 1, 1998, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standard ("SFAS") No. 130, Reporting Comprehensive Income. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The requirements of the pronouncement do not have a material effect on the Company's financial condition and results of operations.

Effective January 1, 1998, the Company adopted FASB SFAS No. 131, Financial Reporting for Segments of a Business Enterprise. SFAS No. 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. The requirements of this pronouncement do not have a material effect on the Company's financial condition and results of operations.

In February 1998, FASB issued SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. SFAS No. 132 will revise employers' disclosures about pension and other postretirement benefit plans. The requirements of this pronouncement will be adopted for the Company's financial statements for the year ending December 31, 1998. The requirements of this pronouncement are not expected to have a material effect on the Company's financial condition and results of operations.

In June 1998, FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivatives embedded in other contracts, and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The requirements of this pronouncement will be adopted effective January 1, 2000 and are not expected to have a material effect on the Company's financial conditions and results of operations.

COMPUTATION OF EARNINGS PER SHARE

In February 1997, FASB issued SFAS No. 128, Earnings Per Share. SFAS No. 128 provides reporting standards for basic and diluted earnings per share and is effective for financial statement periods ending after December 15, 1997. Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. All prior period earnings per share data has been restated to conform to the provisions of this statement. The table below sets forth the approximate number of shares used to calculate basic and diluted earnings per share ("EPS") for the three and nine months ended September 30, 1998 and 1997.

                                                         Three Months Ended      Nine Months Ended
                                                           September 30,            September 30,
                                                        --------------------  ------------------------
                                                             1998       1997           1998       1997
------------------------------------------------------------------------------------------------------
Weighted average shares outstanding for basic EPS       1,360,527  1,359,194      1,359,790  1,358,574

Effect of dilutive stock options                           17,737     18,368         20,223     14,147
                                                        ---------  ---------      ---------  ---------

Weighted averages shares outstanding for diluted EPS    1,378,264  1,377,562      1,380,013  1,372,721
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


Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------   ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

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

RESULTS OF OPERATIONS

OVERVIEW

The Company reported net income of $621,000 and $1,198,000 for the three and nine months ended September 30, 1998, compared to net income of $334,000 and $952,000 for the same respective periods in 1997. The increase in net income for the three and nine months ended September 30, 1998 as compared to the same respective periods in 1997 is primarily attributable to a $539,000 pre-tax gain on the sale of the Bank's office building located in Westbrook, Maine, offset in part by a $150,000 pension expense accrual in connection with the termination of the Bank's defined benefit plan and the anticipated loss on the settlement of the Bank's obligations under the plan in the fourth quarter of 1998 and a decrease in securities and loan sale gains of $178,000 for the nine months ended September 30, 1998.

NET INTEREST INCOME

Net interest income increased $141,000 and $437,000 for the three and nine months ended September 30, 1998 as compared to the same respective periods in 1997. The increase in net interest income for the three months ended
September 30, 1998 as compared to the same period in 1997 was a result of a $371,000 increase in interest income primarily resulting from higher securities balances and cash, partially offset by a $230,000 increase in interest expense related to the Bank's new High Rise Savings program, as more fully described below under the caption Interest Expense. The increase in net interest income for the nine months ended September 30, 1998 as compared to the same period in 1997 is primarily attributable to a $325,000 increase in interest income and fees received on loans resulting from an increase in average loan balances and yields and a $318,000 increase in interest received on cash and investments as a result of higher balances.

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

                                                              For the Nine Months Ended September 30,
                                               ------------------------------------------------------------------
                                                              1998                              1997
                                               --------------------------------  --------------------------------
                                               Average                           Average
(in thousands)                                 Balance   Interest  Yield /(1)/   Balance   Interest  Yield /(1)/
---------------------------------------------  --------  --------  ------------  --------  --------  ------------
ASSETS:
Cash                                           $ 15,836    $  656      5.46%     $  8,323    $  348         5.59%
Investments                                      28,971     1,403      6.47        28,429     1,393         6.55
Loans /(2) (3)/
 Residential real estate mortgages               35,582     2,290      8.58        36,266     2,318         8.54
 Commercial real estate mortgages                51,152     3,715      9.71        47,987     3,413         9.51
 Commercial and industrial loans                  5,274       387      9.82         3,733       277         9.91
 Consumer loans                                  14,417     1,049      9.73        15,115     1,108         9.80
                                               --------    ------                --------    ------
   Total loans                                  106,425     7,441      9.35       103,101     7,116         9.23

Total interest earning assets                   151,232     9,500      8.40       139,853     8,857         8.47
Noninterest earning assets                       10,203                            11,071
                                               --------                          --------
 Total assets                                  $161,435                          $150,924
                                               ========                          ========

LIABILITIES:
Deposits
 Savings                                       $ 48,734    $1,320      3.62%     $ 34,956    $  711         2.72%
 Now and money market accounts                   18,045       313      2.32        18,375       340         2.48
 Certificates of deposits                        54,347     2,184      5.37        57,122     2,301         5.39
                                               --------    ------                --------    ------
   Total interest bearing deposits              121,126     3,817      4.21       110,453     3,352         4.06
FHLB Borrowings                                  16,420       844      6.87        19,852     1,115         7.05
Repurchase agreements                               377        12      4.16             -         -            -
                                               --------    ------                --------    ------
 Total interest bearing liabilities             137,923     4,673      4.53%      130,305     4,467         4.58%

Noninterest bearing deposits                      7,706                             6,138
Noninterest bearing liabilities                     105                               186
Stockholders' equity                             15,701                            14,295
                                               --------                          --------
 Total liabilities and stockholders' equity    $161,435                          $150,924
                                               ========                          ========
Net interest income                                        $4,827                            $4,390
                                                           ======                            ======
Net interest rate spread /(4)/                                         3.87%                                3.89%
Net interest margin /(5)/                                              4.27%                                4.20%

/(1)/  Annualized.
/(2)/ For purposes of these computations, loans held for sale and nonaccrual loans are included in the average loan amounts outstanding.
/(3)/  Fees from loans are included in interest income from loans.
/(4)/ Return on interest earning assets less cost of interest bearing liabilities.
/(5)/  Net interest income divided by average earning assets.


Interest income increased $371,000 for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997, primarily attributable to an increase in interest earned on cash and securities resulting from a $25.8 million increase in average balances, partially offset by a 23 basis point decline in the yield on these assets.

Interest income increased $643,000 for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. This increase was the result of a $325,000 increase in interest on loans, attributable to a $3.3 million increase in average loan balances (of which $1.5 million is related to loans held for sale), a 12 basis point increase in loan yields, from 9.23% to 9.35%, and a $318,000 increase in interest income received on cash and securities, primarily as a result of higher average balances of $8.1 million.

Competition with regard to loan originations, particularly commercial real estate and commercial and industrial loans, has continued to be intense. As a result, the yields on new loan originations, particularly in these two categories, are expected to decline relative to interest rates in general. Competitive factors have also resulted in, and are expected to continue to result in, an increase in loan prepayments as compared to that which might ordinarily have been expected, as well as some reductions in contract interest rates for existing customers. In addition, market interest rates have declined since the end of the prior quarter. As a result, there is some likelihood that loan yields will decline in the foreseeable future.

Interest expense increased $230,000 for the three months ended September 30, 1998 as compared to the same respective period in 1997 as a result of a $406,000 increase in interest expense paid on savings accounts (a $27.3 million increase in average deposit balances and a 139 basis point increase in yield). This increase was partially offset by (i) a $55,000 decline in interest expense paid on certificate of deposits and interest bearing checking accounts
(a $3.7 million decline in average deposit balances and a 3 basis point decline in yields), (ii) a $34,000 decline in interest expense on advances from the Federal Home Loan Bank ("FHLB") of Boston, resulting from a reduction in the amount of advances owed the FHLB, and (iii) a $94,000 decline in interest expense on the promissory notes issued to a group of four Maine savings banks (the "Savings Banks") in the aggregate amount of $4.0 million (the "Savings Bank Notes") in connection with the Company's June 1996 recapitalization. The decline in interest expense on the Savings Bank Notes resulted from a $1.0 million unscheduled principal payment made in September 1997 (which included $65,000 in additional interest expense) and a $200,000 scheduled principal payment made in June 1998.

On March 23, 1998, the Company introduced a new savings deposit product called High Rise Savings. The introductory interest rate paid on this product through December 31, 1998 for accounts opened during the initial introductory period which ended July 3, 1998 is tiered and ranges from 4.64% to 5.59% (following the initial introductory period, the product's interest rates were reduced). Also, a portion of the Bank's deposit customers converted their pre-existing accounts to High Rise Savings accounts at higher yields. As a result of this program, savings deposit balances increased significantly, thereby increasing the overall cost of deposits to the Bank.

In October 1998, the Company borrowed an additional $10.0 million from the FHLB, with maturities of 5, 7 and 10 years and a weighted average interest rate of 5.07%. The funds will be utilized to fund fixed rate commercial loans and improve the Bank's interest rate risk position by taking advantage of favorable long term borrowing rates.

Interest expense increased $206,000 for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. The increase is attributable to a $465,000 increase in deposit expense resulting from the increase in High Rise Savings account balances as explained above, offset in part by a $259,000 decline in borrowing expense. Interest expense is expected to further increase through the year ending December 31, 1998, primarily as a result of the $10.0 million in new FHLB advances and the Bank's High Rise Savings product. Balances in the High Rise Savings equaled $33.6 million at September 30, 1998. The Bank launched its new cash management program for businesses in May 1998. The program includes repurchase agreements, which are deposits that are not FDIC insured, but instead are collateralized by mortgage-backed securities owned by the Bank. At September 30, 1998 these repurchase agreements equaled $710,000. The interest rates paid on these repurchase agreements ranges between 4.0% and 4.5%.

PROVISION FOR LOAN LOSSES

There was no provision for loan losses expense for the three and nine months ended September 30, 1998 and 1997. The absence of provision for loan losses is attributable to (i) the essentially unchanged level of the allowance for loan losses (the "Allowance"), both in dollars ($2.7 million at September 30, 1998 and 1997) and as a percentage of total loans (2.64% at September 30, 1998 versus 2.54% at September 30, 1997), and (ii) management's review of the portfolio and its determination of the adequacy of the Allowance as of September 30, 1998.

Management believes that in accordance with the Bank's Allowance for Loan Loss Policy, the Allowance is adequate at September 30, 1998. However, future additions to the Allowance may be necessary based on changes in the financial condition of various borrowers, new information that becomes available relative to various borrowers and loan collateral, growth in the size or changes in the mix or concentration risk of the loan portfolio, as well as changes in local, regional or national economic conditions. In addition, various regulatory authorities, as an integral part of their examination process, periodically review the Bank's Allowance. Such authorities may require the Bank to recognize additional provision for loan losses based upon information available to them and their judgments at the time of their examination.

NONINTEREST INCOME

Noninterest income increased $547,000 for the three months ended September 30, 1998 as compared to the same period in 1997. Noninterest income for the three months ended September 30, 1998 includes a $539,000 gain received on the sale of the Bank's office building located in Westbrook, Maine, which currently serves as the Bank's operations center, headquarters, and as a branch.

Noninterest income for the nine months ended September 30, 1998 increased $381,000 as compared to the nine months ended September 30, 1997. This increase is primarily attributable to the $539,000 gain received on the sale of the Bank's office building located in Westbrook, Maine, offset by a $178,000 decline in loan and security gains for the nine months ended September 30, 1998 as compared to the same period in 1997.

OPERATING EXPENSES

Operating expense increased $241,000 for the three months ended September 30, 1998 as compared to the same period in 1997. This increase is primarily attributable to a $189,000 increase in salaries and benefits expense, resulting from a $49,000 increase in salaries due to changes in staffing levels (including the opening of the Portland office in March 1998), annual salary increases, and a $127,000 increase in pension expense, attributable to a $150,000 pension expense accrual in connection with the termination of the Bank's defined benefit plan and the anticipated loss on the settlement of the Bank's obligations under the plan in the fourth quarter of 1998. This loss is primarily the result of the decline in interest rates which has occurred during the period since the Bank elected to terminate the plan, resulting in increased costs of providing annuity contracts or providing equivalent cash for settlement of the Bank's obligations to eligible employees. The pension expense accrual is estimated based on current market conditions and information available to management and the actual amount could change based on market conditions or other factors at the time of final settlement in December 1998.

Operating expenses increased $427,000 for the nine months ended September 30, 1998 as compared to the same period in 1997 primarily as a result of additional costs associated with several business initiatives the Bank implemented during the first and second quarters of 1998. These initiatives include the opening of the Portland branch, Internet banking for businesses, the development and introduction of a new line of cash management services for businesses and additional staffing resulting from increased commercial lending activity. The increase in salaries and benefits expense represented $383,000 of the total increase and was primarily attributable to changes in staffing levels, annual salary increases and a $176,000 increase in pension expense, of which $150,000 is attributable to the termination of the Bank's defined benefit plan described above, and the balance in the form of 401(k) matching contributions under the Bank's 401(k) defined contribution plan.

FINANCIAL CONDITION
-------------------

TOTAL ASSETS

At September 30, 1998, total assets were $178.2 million, representing an increase of $31.8 million (or 21.7%) from total assets of $146.4 million at December 31, 1997. This increase was attributable to a $30.5 million increase in deposit balances, primarily attributable to the introduction of High Rise Savings in March 1998. The High Rise Savings introductory program was advertised and included introductory rates that were in excess of market rates and ran from March 23 until July 3, 1998. However, as a result of the discontinuation of the marketing campaign, and a reduction in the interest rate available to new High Rise Savings customers following the close of the introductory period, increases in deposit balances attributable to High Rise Savings are not expected to continue at the same level. The bulk of this deposit growth was primarily invested in securities and overnight cash investments at September 30, 1998.

INVESTMENTS

The Company's investment portfolio is comprised primarily of U.S. government and agency obligations and also contains miscellaneous equity securities. Total investment securities at September 30, 1998 were $42.4 million compared to $22.9 million at December 31, 1997. This increase is attributable to the purchase of $20.6 million in mortgage-backed securities, $3.2 million in U.S. government agency callable notes and $10.0 million in U.S. government obligations (all of which are Treasury Inflation Indexed Securities), partially offset by $10.0 million in U.S. government agency callable notes which were called and $4.5 million in prepayments and amortization on mortgage-backed securities. Investment securities classified as available for sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders' equity. Investment securities held to maturity are stated at cost, adjusted for amortization of bond premiums and accretion of bond discounts.

The following table sets forth the amortized cost and fair value of investment securities for each major security type at September 30, 1998. The securities classified as held to maturity at December 31, 1997 were FHLB Callable Notes, all of which were called during 1998 resulting in no securities classified as held to maturity.

                                                 September 30, 1998
                               ------------------------------------------------
                                                Gross       Gross          Fair
                               Amortized   Unrealized  Unrealized        Market
(in thousands)                      Cost         Gain        Loss         Value
-------------------------------------------------------------------------------
Available for sale:
 U.S. government obligations     $10,183         $150         $ -       $10,333
 Mortgage backed securities       31,685          337          (5)       32,017
 Other                                85            -           -            85
                                 -------         ----      ------       -------
                                 $41,953         $487         $(5)      $42,435
                                 =======         ====      ======       =======


The tax effected net unrealized gain on investment securities classified as available for sale was $318,000 and $72,000, at September 30, 1998 and December 31, 1997, respectively.

The following table represents the contractual maturities for investments in debt securities for each major security type at September 30, 1998.

                                           September 30, 1998
                                -----------------------------------------
                                                Maturing
                                -----------------------------------------
                                           After One
                                  Within  But Within       After
(in thousands)                  One Year  Five Years  Five Years   Total
------------------------------  --------  ----------  ----------  -------
Available for sale:
 U.S. government obligations      $191      $2,046     $ 8,096    $10,333
 Mortgage backed securities          -           -      32,017     32,017
                                  ----      ------     -------    -------
                                  $191      $2,046     $40,113    $42,350
                                  ====      ======     =======    =======

LOANS HELD FOR SALE

Loans held for sale (all of which were residential mortgages carried at market value) equaled $2.0 million at September 30, 1998 as compared to $3.6 million at December 31, 1997, a decrease of $1.6 million. The outstanding dollar amount of loans held for sale can vary greatly from period to period, affected by such factors as mortgage origination levels, the timing and delivery of loan sales, changes in market interest rates and asset/liability management strategies. At September 30, 1998 the Bank had no binding commitments for the sale of mortgage loans held for sale.

LOANS

Loans consisted of the following:

                                   September 30,  December 31,
                                   -------------  ------------
(in thousands)                         1998           1997
---------------------------------  -------------  ------------
Real estate mortgage loans:
 Residential                            $ 30,061      $ 33,251
 Commercial                               53,440        48,705
 Real estate construction loans            1,360         1,955
Commercial and industrial loans            5,753         5,166
Consumer and other loans                  13,674        15,227
                                        --------      --------
                                        $104,288      $104,304
                                        ========      ========

Loans declined $16,000 (or 0.02%) at September 30, 1998 as compared to
December 31, 1997. The decline was attributable to pay offs in all categories of loans with the exception of commercial loans. The level of pay offs increased during the nine months ended September 30, 1998 as a result of interest rates being favorable to the borrowers.

ALLOWANCE FOR LOAN LOSSES ("ALLOWANCE")

The Company's Allowance was $2.7 million at September 30, 1998 and December 31, 1997. The Allowance represented 2.64% and 2.56% of total loans, and 750% and 354% of nonperforming loans, at September 30, 1998 and December 31, 1997, respectively.

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

NONPERFORMING ASSETS

Information with respect to nonperforming assets is set forth below:

                                           September 30,  December 31,
                                           -------------  ------------
(in thousands)                                      1998          1997
----------------------------------------------------------------------
Nonaccrual loans                                   $ 256         $ 387
Accruing loans past due 90 days or more              111           101
Restructured loans                                     -           265
Real estate owned and repossessions                  121            65
                                                   -----         -----
Total                                              $ 488         $ 818
                                                   =====         =====


The level of nonperforming assets declined $330,000 from December 31, 1997 to September 30, 1998. $265,000 of the $330,000 decline is attributable to the reclassification of a restructured loan to performing status under the terms of the restructure.

Since 1992 the Company has experienced a significant downward trend in the level of nonperforming assets. Though management has not seen any indication that asset quality is or might be deteriorating, the current level of nonperforming assets is at such a low level that it is not considered sustainable for the long term, and as a result the level of nonperforming assets is considered much more likely to increase than decrease in the future.

In addition, other factors could result in a decline in the quality of the loan portfolio and an increase in the level of nonperforming assets. Deterioration in the national or local economy, a rise in interest rates, or deterioration in the real estate market could all adversely affect asset quality and cause an increase in the level of nonperforming assets. Furthermore, the Company continues to hold a large concentration of commercial real estate loans which may be vulnerable to default in the event there is deterioration in the real estate market.

IMPAIRED LOANS

Management reviews loans on a case by case basis to determine which loans should be classified as impaired. If management believes that it is probable that there will be a loss of scheduled principal or interest, then such loans are determined to be impaired. At September 30, 1998, the recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114 totaled $256,000, as compared to $717,000 at December 31, 1997. The corresponding portion of the Allowance allocated as reserves ("Allocated Reserves") against the total recorded investment in loans was $87,000 as of September 30, 1998 and $91,000 as of December 31, 1997. All of the impaired loans were classified as nonaccrual at September 30, 1998. The income recorded on a cash basis relating to impaired loans equaled $8,900 and $73,000 for the nine months ended September 30, 1998 and 1997, respectively. The average balance of outstanding impaired loans was $405,000 and $2.8 million at September 30, 1998 and September 30, 1997, respectively, with an effective annualized yield of 2.9% and 3.5%, respectively. All of the impaired loans were collateralized by real estate at September 30, 1998 and accounted for by the lower of the fair value of the collateral (net of the $87,000 Allocated Reserves) or amortized loan value.

REAL ESTATE OWNED ("REO")

REO consists of properties acquired through mortgage loan foreclosure proceedings, repossessions or in full or partial satisfaction of outstanding loan obligations. At September 30, 1998, REO totaled approximately $121,000, consisting of $107,000 in 1-4 family residential real estate, and $14,000 in other repossessed assets.

LIQUIDITY - BANK

Deposits totaled $145.5 million at September 30, 1998, an increase of $30.5 million (or 26.5%) from the level of $115.0 million at December 31, 1997.

Deposit balances were as follows:

                                       September 30,  December 31,
                                       -------------  ------------
(in thousands)                                  1998          1997
------------------------------------------------------------------
Noninterest bearing demand deposits         $ 10,575      $  7,599
Interest bearing demand deposits              17,986        17,117
Savings and escrow deposits                   63,537        34,465
Time deposits                                 53,362        55,810
                                            --------      --------
  Total                                     $145,460      $114,991
                                            ========      ========


The increase in deposit levels is primarily attributable to a new savings deposit program, High Rise Savings, implemented in the first quarter of 1998, which increased savings deposits by $29.1 million. As a result of the discontinuation of the advertising program and introductory rate, this increase in savings account balances is not expected to continue at the same level as experienced during the second and third quarters of 1998.

LIQUIDITY - COMPANY

On a parent company only basis ("parent"), the Company conducts no separate operations. Its business consists of the operations of its banking subsidiary. In addition to debt service relating to the Savings Bank Notes in the aggregate principal amount of $2.8 million, the Company's expenses consist primarily of Delaware franchise taxes associated with the Company's authorized capital stock, and certain legal and various other expenses. Expenses, including certain audit and professional fees, insurance and other expenses, are allocated between the Bank and the Company based upon the relative benefits derived. At September 30, 1998, the parent's assets consisted of $585,000 in cash.

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

On September 23, 1998, March 25, 1998, September 25, 1997 and March 26, 1997, the Bank paid the Company cash dividends of $500,000, $500,000, $1.0 million and $500,000, respectively.

The Company suspended the payment of cash dividends to its stockholders in the fourth quarter of 1989 and has not paid any cash dividends to its stockholders since that time.

CAPITAL - BANK

The table below sets forth the regulatory capital requirements and capital ratios for the Bank at September 30, 1998 and December 31, 1997:

                                                        September 30,   December 31,
                                                        -------------   ------------
(dollars in thousands)                                           1998           1997
------------------------------------------------------------------------------------
Tier 1 capital (Leverage) to total assets /(1)/ratio
----------------------------------------------------
 Qualifying capital                                          $ 14,916       $ 13,877
 Actual %                                                        8.67%          9.63%
 Minimum requirement for capital adequacy %                      4.00%          4.00%
 Average quarterly assets                                    $172,124       $144,138

Tier 1 capital to risk-weighted assets
--------------------------------------
 Qualifying capital                                          $ 14,916       $ 13,877
 Actual %                                                       15.92%         15.03%
 Minimum requirement for capital adequacy %                      4.00%          4.00%

Total capital to risk-weighted assets
             (Tier 1 and Tier 2)
-------------------------------------
 Qualifying capital                                          $ 16,107       $ 15,050
 Actual %                                                       17.19%         16.30%
 Minimum requirement for capital adequacy %                      8.00%          8.00%
 Risk-weighted assets                                        $ 93,699       $ 92,335

/(1)/ Calculated on an average quarterly basis.

CAPITAL - COMPANY

The table below sets forth the regulatory capital requirements and capital ratios for the Company at September 30, 1998 and December 31, 1997:

                                                        September 30,   December 31,
                                                        -------------   ------------
(dollars in thousands)                                           1998           1997
------------------------------------------------------------------------------------
Tier 1 capital (Leverage) to total assets /(1)/ratio
----------------------------------------------------
 Qualifying capital                                        $   13,079       $ 11,106
 Actual %                                                        7.60%          7.71%
 Minimum requirement for capital adequacy %                 4.00-5.00%     4.00-5.00%
 Average quarterly assets                                  $  172,315       $144,004

Tier 1 capital to risk-weighted assets
--------------------------------------
 Qualifying capital                                        $   13,079       $ 11,106
 Actual %                                                       13.90%         12.02%
 Minimum requirement for capital adequacy %                      4.00%          4.00%

Total capital to risk-weighted assets
             (Tier 1 and Tier 2)
-------------------------------------
 Qualifying capital                                        $   14,274       $ 12,279
 Actual %                                                       15.17%         13.29%
 Minimum requirement for capital adequacy %                      8.00%          8.00%
 Risk-weighted assets                                      $   94,084       $ 92,378

/(1)/ Calculated on an average quarterly basis.

YEAR 2000 ISSUE

The Company is aware of potential problems that may be experienced with computerized and other electronic systems at the turn of the millennium. These problems exist because many systems rely on two digit fields instead of four digit fields to store the year of date sensitive information. An example of the type of problem that may arise is that some systems will interpret the 00 in its year field to mean 1900 instead of 2000. This problem will not only affect software programs but hardware as well, and could result in a system failure or miscalculations causing disruptions of operations including, among other things, a temporary inability to process transactions or engage in normal business activities.

THE COMPANY'S STATE OF READINESS

The Federal Financial Institutions Examination Council (FFIEC) has issued several statements providing guidance on the Year 2000 issue. The statements address key phases of the Year 2000 project management process, outline specific responsibilities of senior management and the Board of Directors to address these risks, assist financial institutions in developing prudent risk controls to manage risks related to the Year 2000 and outline the due diligence process that financial institutions should adopt to manage these risks. In response, the Company has formed a Year 2000 Action Committee which is comprised of various members of the Bank's senior and middle management. The Committee has developed a detailed plan for mitigating Year 2000 risk as it relates to the Bank's Information Technology ("IT") systems and Non-Information Technology systems. In accordance with FFIEC guidelines, the Year 2000 project management process has five phases, which include Awareness, Assessment, Renovation, Validation and Implementation of all systems.

Awareness Phase.  During the Awareness phase, the Company is required to (i)
---------------
define the Year 2000 problem as it relates to specific circumstances and gain executive support for the resources necessary to perform compliance work, (ii) establish a Year 2000 Committee, and (iii) develop an overall strategy that encompasses in-house systems, service bureaus for systems that are outsourced, vendors, auditors, customers and suppliers (including correspondents).

The Company has completed activities related to the Awareness Phase. As stated previously, the Company has formed a Year 2000 Committee which has developed and implemented a strategy to minimize the impact of Year 2000 technology problems. The Committee provides regular updates to the Company's Board of Directors and Executive management.

Assessment Phase.  As part of the Assessment phase, the Company is required to
----------------
(i) assess the size and complexity of issues related to the Year 2000, (ii) detail the magnitude of effort and resources necessary to address Year 2000 issues, (iii) identify all hardware, software, networks, automated teller machines, other various processing platforms, and customer and vendor dependencies affected by the Year 2000 date change, and (iv) develop a
contingency plan for the items addressed in the action plan.   The assessment
phase must go beyond information systems and include facilities and environmental systems that are dependent on embedded microchips, such as security systems, elevators, and vaults.

The Company has already completed the Assessment phase, which included assessing all Information Technology (i.e. computer software, hardware, third party vendors and other electronic devices) and non-Information Technology systems (i.e. vaults, security and environmental systems) for compliance with the year 2000. The Committee prioritized each item to determine if non-compliance with the Year 2000 date change would adversely impact customers, shareholders or employees. During this assessment, 19% of the Bank's IT system applications and services met this criteria and were classified as Mission Critical, requiring testing and validation.

Renovation Phase.  As part of the Renovation Phase, the Company is required to
----------------
prioritize work based on information gathered during the Assessment phase, and includes code enhancements, hardware and software upgrades, system replacements, vendor certification and other associated changes. For institutions relying on outside services or third-party software providers, ongoing discussions and monitoring of vendor progress is necessary.

The Company has already completed a significant portion of activities related to the renovation phase of mission critical applications (approximately 97%), with the remainder targeted for completion by the end of 1998. A majority of the Company's systems are supplied by third-party vendors and are being rectified by the vendor. The Company has been provided with a Year 2000 ready release by its primary data processing vendor. This release has already been installed and is currently being validated by the Year 2000 Action Committee for future date processing accuracy.

Validation Phase.  The Validation Phase includes actual testing of incremental
----------------
changes to hardware and software components. In addition to testing upgraded components, connections with other systems must be verified, and all changes should be accepted by internal and external users. The Company should also establish controls to assure the effective and timely completion of all hardware and software testing prior to final implementation.

The Company's Year 2000 Action Committee is responsible for testing the primary data processing systems and all mission critical server-based applications for Year 2000 readiness. Validation and testing of updates supplied by the Company's third-party vendors is underway and test scripts have been developed for the Company's primary data processing system. Primary functional transaction types such as deposits, withdrawals, payments, maturities, interest postings, inquiries on deposit and loan accounts, and other typical business processes, are being tested for key date validity and accuracy. Key dates include dates before, during and after the century change and the century leap year. The Company is approximately 71% complete with its validation testing of mission critical applications.

Implementation Phase.  During the Implementation Phase, systems should be
--------------------
certified as Year 2000 compliant and be accepted by the business users. For any system failing certification, the business effect must be assessed clearly and the Company's contingency plans should be implemented. In addition, this phase must ensure that any new systems or subsequent changes to verified systems are compliant with Year 2000 requirements.

A significant number of the Company's mission critical applications are supplied by third party vendors. The vendor is responsible for making revisions to its software, performing testing and providing the updates to the Company. Software updates have been provided and installed by a majority of the Company's third-party vendors and the Company is currently in the process of validating the software for Year 2000 readiness on its systems. At this time, the implementation phase has not yet been completed, however the Company expects to have the implementation phase for all mission critical applications complete by the end of 1998.

COSTS RELATED TO THE YEAR 2000 ISSUE

Management does not expect the costs associated with the Year 2000 issues to have a material effect on the Company's financial statements. To date, the Company has incurred approximately $15,000 in costs for its Year 2000 program. The Company currently estimates that it will incur additional expenses between now and December 31, 1999 to complete its Year 2000 compliance work, however, these costs are not anticipated to exceed approximately $50,000 for both mission critical and non-critical systems (of which approximately $10,000 will be incurred in the fourth quarter of 1998). These costs, which may vary from the estimates, have been, and will continue to be, expensed as incurred.

RISKS RELATED TO THE YEAR 2000 ISSUE

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

CONTINGENCY PLAN

A Year 2000 contingency plan is being drafted and incorporated into the Company's overall contingency plan to address potential worst case scenarios relating to the Year 2000 issue. The Company is developing alternative solutions for business resumption and approaches to minimize the impact of different scenarios. Possible alternatives to address these scenarios include increasing cash reserves, designating existing branch locations as emergency regional offices, (with alternative power sources and alternative communication methods), increasing customer and community awareness, and having staff available on site during the turn of the millennium.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

  Not applicable.


PART II - OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------

  As of September 30, 1998, there were various claims and lawsuits pending against the Company incidental to the ordinary course of business. In the opinion of management, after consultation with legal counsel, resolution of these matters is not expected to have a material effect on the Company's consolidated financial position or results of operations.

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

     10.10 Rights Agreement, dated as of February 25, 1998, between First Coastal Corporation and ChaseMellon Shareholder Services, L.L.C. (filed as Exhibit No. 1 to Current Report on Form 8-K, filed March 3, 1998, and incorporated herein by reference).

     10.11 Agreement of Purchase and Sale, dated August 18, 1998, between Coastal Bank and SYSCO Food Services of Northern New England, Inc. (filed as Exhibit No. 99(a) to Current Report on Form 8-K, filed August 31, 1998, and incorporated herein by reference).

     10.12 Employment Agreement, dated as of September 4, 1998, among Coastal Bank, First Coastal Corporation and Dennis D. Byrd (filed herewith).

     10.13 Employment Agreement, dated as of September 4, 1998, among Coastal Bank, First Coastal Corporation and Gregory T. Caswell (filed herewith).

     10.14 Amendment No. 1 to Rights Agreement, dated as of October 15, 1998, between First Coastal Corporation and ChaseMellon Shareholder Services, L.L.C. (filed as Exhibit No. 99(a) to Current Report on Form 8-K, filed October 22, 1998, and incorporated herein by reference).

     27  Financial Data Schedule (filed herewith).

(b) The Company filed a Current Report on Form 8-K on August 31, 1998 with respect to the sale of the Bank's real estate located at 36 Thomas Drive, Westbrook, Maine.

                           FIRST COASTAL CORPORATION


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              FIRST COASTAL CORPORATION


Date: November 16, 1998             By: /s/ Gregory T. Caswell
                                        ----------------------------------------
                                        Gregory T. Caswell
                                        President and Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: November 16, 1998             By: /s/ Gregory T. Caswell
                                        ----------------------------------------
                                        Gregory T. Caswell
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)


Date: November 16, 1998             By: /s/ Dennis D. Byrd
                                        ----------------------------------------
                                        Dennis D. Byrd
                                        Treasurer
                                        (Principal Financial and Accounting
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

10.10 Rights Agreement, dated as of February 25, 1998, between First Coastal Corporation and ChaseMellon Shareholder Services, L.L.C. (filed as Exhibit No. 1 to Current Report on Form 8-K, filed March 3, 1998, and incorporated herein by reference).

10.11 Agreement of Purchase and Sale, dated August 18, 1998, between Coastal Bank and SYSCO Food Services of Northern New England, Inc. (filed as Exhibit No. 99(a) to Current Report on Form 8-K, filed August 31, 1998, and incorporated herein by reference).

10.12 Employment Agreement, dated as of September 4, 1998, among Coastal Bank, First Coastal Corporation and Dennis D. Byrd (filed herewith).

10.13 Employment Agreement, dated as of September 4, 1998, among Coastal Bank, First Coastal Corporation and Gregory T. Caswell (filed herewith).

10.14 Amendment No. 1 to Rights Agreement, dated as of October 15, 1998, between First Coastal Corporation and ChaseMellon Shareholder Services, L.L.C. (filed as Exhibit No. 99(a) to Current Report on Form 8-K, filed October 22, 1998, and incorporated herein by reference).

27        Financial Data Schedule (filed herewith).