Form 10-K
period 1998-12-31
FIRST COASTAL CORP
filed 1999-03-30
CIK 802763

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

        (MARK ONE)
           (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998
                                      OR
           ( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________  to __________

                        Commission file number  0-14087

                           FIRST COASTAL CORPORATION
      -------------------------------------------------------------------
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
                                              (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                               ---      ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Based upon the closing price of the registrant's Common Stock as of March 19, 1999, the aggregate market value of the Common Stock held by nonaffiliates was $13,010,039.

     As of the close of business on March 19, 1999, there were 1,360,527, shares of the registrant's Common Stock, par value $1.00 per share, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 1998, are incorporated by reference in Part II.

     Portions of the definitive proxy statement for the annual meeting of stockholders to be held May 18, 1999, which the registrant intends to file no later than 120 days after December 31, 1998 are incorporated by reference in
Part III.

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

The Bank had total assets of approximately $191 million at December 31, 1998. The region served by the Bank includes the communities of Portland, Westbrook, Topsham, Brunswick, Freeport, Kennebunk and Saco, Maine.

The principal business of the Bank consists of retail and commercial community banking, including attracting deposits from the general public and originating residential mortgage, consumer, commercial and industrial loans, and commercial real estate mortgage loans. Deposits at the Bank are federally insured up to the limits provided by law by the Bank Insurance Fund ("BIF"), which is administered by the Federal Deposit Insurance Corporation ("FDIC").

The principal executive offices of the Company and the Bank are located at 36 Thomas Drive, Westbrook, Maine 04092; telephone (207) 774-5000.

This Annual Report on Form 10-K contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements with regard to the Company's expectations as to its financial results and other aspects of its business, including the Company's strategic business initiatives, net interest margin, deposit growth, interest rates, additional branches, market and growth opportunities and loan volume, constitute forward-looking statements. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as "believes," "expects," "may," "will," "should," "estimates," or "anticipates" or the negative thereof or other variations thereof or comparable terminology. All forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual transactions, results, performance or achievements of the Company to be materially different from those expressed or implied by such forward-looking statements. Although the Company has made such statements based on assumptions which it believes to be reasonable, there can be no assurance that the actual transactions, results, performance or achievements will not differ materially from the Company's expectations. For example, there are a number of important factors with respect to such forward-looking statements that could materially and adversely affect such forward-looking statements, such as (i) the impact of changes in market rates of interest on the Company's deposit products and loan demand; (ii) the possibility that certain transactions, such as the Kennebunk branch sale, the identification, development and successful transition to a suitable new headquarters branch /operations center, the opening of new branches, the introduction of new banking products or other events, may not occur; (iii) the possibility that operating expenses may be higher than anticipated; (iv) the effect of general economic and competitive conditions in markets in which the Company operates; (v) the Company's ability to continue to control its provision for loan losses and noninterest expense, interest earning assets and noninterest income, as well as maintain its margin; and (vi) the level of demand for new and existing products. Should one or more of these risks or other uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in the forward-looking statements. The Company does not intend to update forward-looking statements.

CERTAIN REGULATORY MATTERS

Satisfaction of the Cross Guaranty Settlement Obligation to FDIC

On July 24, 1996, the Company completed its recapitalization plan whereby the Company repaid in full its promissory note obligation (the "FDIC Note") to the FDIC in the amount of $9.7 million ($9.0 million loan principal amount plus accrued interest) incurred as a result of the January 1995 settlement of the FDIC cross guaranty claim against the Bank. The cross guaranty claim was the result of the September 1991 failure of Suffield Bank. In 1994, the Company incurred a $9.0 million extraordinary charge to earnings resulting from the issuance of the FDIC Note. Principal and interest under the FDIC Note were deferred until its maturity date, January 31, 1997. The funds utilized to repay the FDIC Note came from (i) the sale of 750,000 shares of the Company's common stock at $5.00 per share by means of a registered public offering; (ii) a dividend of $3.2 million from the Bank to the Company; and (iii) the borrowing of $4.0 million from a group of four Maine savings banks (the "Savings Banks"), pursuant to which the Company issued promissory notes in the aggregate principal amount of $4.0 million (the "Savings Bank Notes"), collateralized by the pledge by the Company of 100% of the outstanding common stock of the Bank. For further information see "Note I --Borrowings" in the Company's 1998 Annual Report to Stockholders.

Regulatory Capital Requirements

Under applicable federal regulations, the Company and Coastal are each required to maintain minimum levels of regulatory capital. The Board of Governors of the Federal Reserve System (the "Federal Reserve") has adopted a leverage-based capital requirement of a minimum level of tier 1 capital to total assets of 3.0% for bank holding companies with a composite rating of 1 under the bank holding company rating system. All other bank holding companies are required to maintain a minimum ratio of tier 1 capital to total assets of 4.0% to 5.0%. Under the Federal Reserve's risk-based capital guidelines, bank holding companies also are required to maintain a minimum ratio of tier 1 capital to risk-weighted assets of 4.0% and a minimum ratio of qualifying total capital to risk-weighted assets of 8.0%. The Company's ratios of tier 1 capital to total assets, tier 1 capital to risk-weighted assets, and qualifying total capital to risk-weighted assets of 7.20%, 13.05%, and 14.32%, respectively, at December 31, 1998 were in compliance with such guidelines.

The FDIC has also adopted minimum capital requirements for state non-member banks such as the Bank. Under the minimum leverage capital requirement, insured state non-member banks must maintain a Tier 1 capital to total assets ratio of at least 3% to 5% depending on the CAMELS rating of the bank. At December 31, 1998, the Bank had a Tier 1 capital to total assets ratio of 7.90%. In addition, under such requirements insured non-member banks must maintain a minimum ratio of qualifying total capital to risk-weighted assets of 8.0%, and a minimum ratio of Tier 1 capital to risk-weighted assets of 4.0%. At December 31, 1998, the

Bank had a ratio of qualifying total capital to risk-weighted assets of 15.60% and a ratio of Tier 1 capital to risk-weighted assets of 14.33%.

LENDING ACTIVITIES

Loan Portfolio Composition

The following table sets forth the composition of the Company's loan portfolio at the dates indicated:


                                                       December 31,
                                   -----------------------------------------------------
(in thousands)                       1998       1997       1996       1995       1994
----------------------------------------------------------------------------------------

Real estate mortgage loans:
  Residential                      $ 32,555   $ 33,251    $30,981   $ 30,966   $ 33,158
  Commercial                         52,747     48,705     48,456     50,797     57,997
Real estate construction loans        1,384      1,955        769          -          -
Commercial and industrial loans       5,872      5,166      3,059      2,524      2,510
Consumer and other loans             13,315     15,227     15,281     16,263     15,991
                                   --------   --------    -------   --------   --------
Total loans                        $105,873   $104,304    $98,546   $100,550   $109,656
                                   ========   ========    =======   ========   ========

Ratios of loans to:
  Deposits                               71%        91%        86%        80%        84%
  Assets                                 55%        71%        67%        69%        71%

The Bank's loan growth during the period from the late 1980's until the completion of the 1996 recapitalization was inhibited as a result of the problems the Bank and the Company experienced during this period. The Bank's ability to originate commercial and industrial and commercial real estate loans was particularly impacted by borrower uncertainties with regard to the Bank's future. The completion of the 1996 recapitalization removed the negative stigma associated with the Company and allowed the Bank to compete more effectively for new loans. Since that time, and in conjunction with the Company's strategic plan developed during the first half of 1997, significant effort and resources have been focused on developing higher levels of loan volume. Particular focus has been given to developing a strong commercial banking team as management believes this is an area in which the Bank can develop a competitive edge, particularly with regard to responsive customer service.

During the past two years the attrition previously reflected in the Company's loan balances has ceased, with modest growth achieved in 1997 and 1998. Commercial real estate loans showed the largest increase for the year ended December 31, 1998, $4.0 million (8.3%) as compared to December 31, 1997. Loan growth in this category would have been higher had the Bank not experienced higher than expected loan prepayments as a result of generally lower interest rates in 1998 and the continued emergence of the commercial real estate conduit market, both of which contributed to an increase in loan payoffs due to borrower refinances. In addition, a relatively low percentage of existing commercial loans were protected with prepayment penalties in prior years. As a result of the Bank's 1998 lending activities, this has been largely reduced as the majority of the Bank's fixed rate commercial loans at December 31, 1998 are now protected by various types of prepayment penalties. The opening of the new downtown Portland branch, the introduction of commercial cash management products and introduction of Internet banking for businesses, all during the first half of 1998, have been and will continue to be important to the Bank's ability to generate profitable growth in commercial loans.

Though commercial real estate loans are considered riskier than some other loan types and continue to make up a large percentage of the Company's loan portfolio (49.8% at December 31, 1998), management believes that the combination of its expertise in this area and its lending practices reduces somewhat the risk normally inherent in this type of lending.

Though residential mortgage loan originations increased 33.6% for the year ended December 31, 1998, as compared to December 31, 1997, the combination of the generally lower interest rate environment and competitive pressures resulted in a higher percentage of the Bank's 1998 originations being secondary market saleable, as opposed to residential mortgage portfolio loans, resulting in total residential loans remaining essentially unchanged.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Historical Background" - and -- "Loans" in the Company's 1998 Annual Report to Stockholders.

The following table sets forth the maturities of the loan portfolio by loan type as of December 31, 1998:


                                                 After One
                                       Within    But Within    After
(in thousands)                        One Year   Five Years  Five Years   Total
---------------------------------------------------------------------------------
Real estate mortgage loans:
 Residential loans                      $    44     $ 1,199    $ 31,312  $ 32,555
 Commercial loans                         3,495      26,564      22,688    52,747
Real estate construction loans            1,384           -           -     1,384
Commercial and industrial loans           2,538       2,361         973     5,872
Consumer and other loans                    310       1,127      11,878    13,315
                                        -------     -------    --------  --------
Total loans                             $ 7,771     $31,251    $ 66,851  $105,873
                                        =======     =======    ========  ========

Fixed interest rate                     $ 2,848     $17,531    $ 33,475  $ 53,854
Variable/adjustable interest rate         4,923      13,720      33,376    52,019
                                        -------     -------    --------  --------
                                        $ 7,771     $31,251    $66,851   $105,873
                                        =======     =======    ========  ========

Loan Originations

Residential mortgage loans originated by the Bank are primarily secured by property located within its existing market area in Maine. The Bank is an active residential mortgage lender. A significant percentage of loans originated are 1-4 family residential real estate loans, the majority of which are sold in the secondary market. In 1998 and years prior, the Bank continued to service most of the loans it sold in the secondary market. Beginning in 1999 the Bank intends to sell these loans on a servicing released basis. Most of the Bank's residential loans are originated using the Federal National Mortgage Association ("FNMA") underwriting guidelines.

The Bank's residential loan originations have increased, as set forth below, and most of these loans were originated through the branch system as opposed to the Bank's prior origination strategy which relied heavily upon commission based mortgage originations. The Bank intends to continue its focus on growth in residential lending, utilizing a combination of branch originations, which are less commission oriented, and other loan originators, which are more commission based.

Commercial loan originations increased in 1998, as is reflected in the increase in total commercial loan outstandings of $4.7 million at December 31, 1998 as compared to December 31, 1997. The Bank currently plans to further increase its commercial loan originations in 1999.

The level of residential, consumer and commercial loan originations going forward will depend upon a number of factors, including the level of interest rates, general economic conditions, the competitive environment and overall profitability of these loans. The following table represents residential real estate and consumer loan originations for the years ended December 31, 1998, 1997 and 1996.


                            For the Year Ended December 31,
                            -------------------------------
(in thousands)               1998        1997        1996
-----------------------------------------------------------
Originations/ (1)/ :
 Residential real estate    $24,343     $18,216     $15,581
 Consumer                     4,322       3,001       4,249
                            -------     -------     -------
   Total                    $28,665     $21,217     $19,830
                            =======     =======     =======

/(1)/ Includes refinancing of existing portfolio and off balance sheet serviced loans.

The commercial real estate mortgage portfolio of approximately $52.7 million at December 31, 1998, as compared to $48.7 million at December 31, 1997, includes loans collateralized by apartment buildings, mixed use commercial buildings, retail buildings, office buildings and other income-producing properties. Substantially all of these loans are collateralized by mortgages on properties located in Maine. The maturities are set forth in the above table.

At December 31, 1998 and 1997, commercial and industrial loans totaled $5.9 million and $5.2 million, respectively. The Bank makes commercial and industrial loans collateralized by equipment and other corporate or personal assets, including accounts receivable, inventory, marketable securities and real estate. The terms and maturities of commercial loans are negotiated with the borrower, but generally the loans mature in seven years or less and bear interest at a fixed or adjustable rate.

Consumer loans originated by the Bank primarily include automobile, mobile home and boat loans, home improvement loans, loans collateralized by deposits, lines of credit collateralized by residential real estate and student loans under the Maine Guaranteed Student Loan Program. The interest on student loans is partially subsidized, and a minimum of 98% of each loan is guaranteed by the federal government. As of December 31, 1998, the Bank had approximately $13.3 million in consumer loans, compared to $15.2 million as of December 31, 1997. All consumer loans originated are reviewed for creditworthiness, adequacy of collateral and the borrowers' ability to repay.

For information on Allowance for Loan Losses and Nonperforming Assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1998 Annual Report to Stockholders.

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

The Bank is an approved seller and servicer by and for the FNMA. However, on November 30, 1998, the Bank sold all of its FNMA residential mortgage servicing portfolio. For an interim period until the January 31, 1999 transfer date the Bank served as a sub-servicer of these loans. It is the Bank's intent to sell saleable loans on a servicing released basis in the future. At December 31, 1998, the Bank was servicing $44.9 million of loans in its capacity as a subservicer, as compared to its serviced loan portfolio of $42.9 million at December 31, 1997.

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

SOURCES OF FUNDS

General

Deposits from customers and advances from the Federal Home Loan Bank ("FHLB") of Boston are the principal sources of Coastal's funds for use in lending and for other general business purposes. Coastal's deposits are primarily derived from the areas where its banking offices are located. Coastal does not actively solicit deposits outside the State of Maine or use brokers to obtain deposits.

In addition to deposit accounts and advances, Coastal derives funds from loan repayments, sales of loans and returns on investments. Unscheduled loan repayments and scheduled amortization have been a substantial source of funds, while deposit inflows and outflows are significantly influenced by general interest rates, money market and general economic conditions. FHLB advances may also be used to compensate for reductions in normal sources of funds such as deposit inflows at less than projected levels. The Bank has also been authorized for access to the discount window of the Federal Reserve Bank in its District; however, to date this borrowing source has not been utilized.

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

The following table sets forth the Company's deposit balances at the dates indicated:


                                                         December 31,
                                       ------------------------------------------------
(in thousands)                           1998      1997      1996      1995      1994
---------------------------------------------------------------------------------------

Noninterest bearing demand deposits    $ 10,447  $  7,599  $  5,790  $  5,128  $  5,425
Interest bearing demand deposits         21,680    17,117    15,090    15,741    17,300
Savings and escrow deposits              63,393    34,465    36,445    42,020    48,205
Time deposits                            53,025    55,810    57,760    62,776    59,107
                                       --------  --------  --------  --------  --------
  Total                                $148,545  $114,991  $115,085  $125,665  $130,037
                                       ========  ========  ========  ========  ========


Deposits totaled $148.5 million at December 31, 1998, a $33.6 million increase (or 29.2%) from the level of $115.0 million at December 31, 1997. This increase is primarily attributable to the new High Rise Savings program introduced in March 1998, which generated $28.9 million in new deposits and commercial deposit growth totaling $2.9 million resulting from the Company's new cash management products introduced in May of 1998. The introductory interest rate paid on High Rise Savings accounts opened during the initial introductory period (through July 3, 1998) was guaranteed through December 31, 1998 and was tiered from 4.64% to 5.59% (depending upon balance levels). As a result of the discontinuation of the marketing campaign, and a reduction in the interest rate available to new High Rise Savings customers following the close of the introductory period, increases in deposit balances attributable to High Rise Savings are not expected to continue at the same level.

In April 1996, the Bank sold its branch in Kezar Falls, Maine to Maine Bank & Trust Company. Included in the sale were all of the branch deposits totaling $9.9 million.

At December 31, 1998, 1997 and 1996, Coastal's average deposits and average rates consisted of the following:


                                                              December 31,
                                       ---------------------------------------------------------
                                             1998                1997                1996
                                       ---------------------------------------------------------
                                       Average   Average   Average   Average   Average   Average
(dollars in thousands)                 Amount     Rate     Amount     Rate     Amount     Rate
------------------------------------------------------------------------------------------------

Noninterest bearing demand deposits    $  7,987        -   $  6,483        -   $  5,323     -
Interest bearing demand deposits         18,564     2.30%    18,197     2.45%    14,302  2.22%
Savings deposits                         52,750     3.78     34,831     2.71     39,128  2.76
Time deposits                            54,004     5.36     56,801     5.40     60,428  5.51
                                       --------            --------            --------
     Total                             $133,305            $116,312            $119,181
                                       ========            ========            ========

At December 31, 1998, the maturities and weighted average interest rates of certificates of deposits over $100,000 were as follows:


                             Balance      Weighted Average
Maturities (in months)    (in thousands)    Interest Rate
-----------------------------------------------------------

3 months or less                 $1,579               5.45%
over 3 - 6                          201               4.71
over 6 - 12                       1,103               5.03
over 12                             101               5.59
                                 ------
  Total                          $2,984               5.25%
                                 ======

As of December 31, 1998, Coastal had no brokered deposits.

Borrowings

The following table sets forth the amount of the Company's borrowed funds for the years ended December 31, 1998, 1997 and 1996:


                            December 31,
                      -------------------------
(in thousands)         1998     1997     1996
-----------------------------------------------

FHLB advances         $22,545  $13,294  $15,000
Savings Bank Notes      2,600    3,000    4,000
Secured borrowings        967        -        -
                      -------  -------  -------
                      $26,112  $16,294  $19,000
                      =======  =======  =======

The following table sets forth information regarding the weighted average interest expense at December 31 and the highest month end balances of the Company's total borrowings:



(in thousands)                                          1998      1997      1996
----------------------------------------------------------------------------------

Weighted average interest rate of total borrowings       5.95%     5.99%     6.64%

Highest month end balance of total borrowings         $27,266   $20,887   $19,000

Average month end balance of total borrowings         $27,150   $16,778   $18,613

The Bank also has been approved by the Federal Reserve Bank of Boston to obtain liquidity from its discount window. No funds have been obtained from this source.

The Bank estimates that it has approximately $57.1 million in additional short-term borrowing capacity with the FHLB as of December 31, 1998. This amount fluctuates based on qualified collateral.

Federal Home Loan Bank

The Bank uses FHLB advances to expand its lending and investment activities and to enhance the Bank's mix of rate-sensitive assets and liabilities, e.g., to extend maturities or to improve liquidity.

At December 31, 1998, the Bank had outstanding $22.5 million in borrowings with a weighted average interest rate of 5.47% from the FHLB of Boston, maturing as follows:


                                         Amount Maturing
                               Due Date   (in thousands)   Interest Rate
                               --------  ----------------  --------------

     February                      1999           $1,000            6.03%
     November                      2001            7,545            6.18
     October                       2003            3,000            4.99
     0ctober                       2005            4,000            5.06
     January                       2008            7,000            5.06
                                                 -------
                                                 $22,545
                                                 =======

Savings Bank Notes

The Savings Bank Notes bear interest at 10.85% annually, payable quarterly, with semi-annual principal payments of $200,000 which commenced in June 1998. On September 30, 1997, the Company made an unscheduled principal payment to the Savings Banks of $1.0 million, reducing the unpaid principal balance to $3.0 million. At the time the Savings Bank Notes mature on December 31, 2001, the unpaid balance of the Savings Bank Notes, based on the scheduled amortization of $200,000 semi-annually (June and December) and the $1.0 million principal prepayment, will be $1.4 million. The Savings Bank Notes are collateralized by a pledge by the Company of all the shares of common stock of the Bank pursuant to a stock pledge agreement between the Company and the Savings Banks.

Secured Borrowings

In May 1998, the Bank introduced a new cash management program for businesses. The program represents secured borrowings, which include repurchase-like agreements that are not FDIC insured. At December 31, 1998 these secured borrowings equaled $967,000 and were collateralized by $967,000 in Bank owned investment securities.

For additional information on Borrowings, see "Note I -- Borrowings" in the Company's 1998 Annual Report to Stockholders.

EMPLOYEES

As of December 31, 1998, the Company and its subsidiary had 73 full-time equivalent employees.

COMPETITION

The Bank is a full service savings bank with eight banking offices in the southern Maine communities of Portland, Westbrook, Brunswick, Topsham, Freeport, Kennebunk and Saco. Competition among financial institutions in the Bank's market area is intense and the Bank competes in obtaining funds and in making loans with other state and national banks, savings and loan associations, consumer financial companies, credit unions and other financial institutions which have far greater financial resources than those available to the Bank.
The Bank also faces competition for deposits from money market funds and other securities funds offered by brokerage firms and other similar financial institutions. Competition among financial institutions is based upon interest rates and other credit and service charges, the quality of services rendered, the convenience of banking facilities and in the case of loans to larger commercial borrowers, relative lending limits.

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

As a bank holding company, the Company is subject to capital adequacy guidelines of the Federal Reserve. The guidelines apply on a consolidated basis to bank holding companies with consolidated assets of $150 million or more. Under current Federal Reserve capital adequacy guidelines, bank holding companies generally must maintain a ratio of tier 1 capital to total assets of 4.0% to 5.0%. The minimum ratio is 3.0% for the most highly rated bank holding companies. The Federal Reserve's capital adequacy guidelines also require bank holding companies to maintain a minimum ratio of qualifying total capital to risk-weighted assets of 8.0%, including a minimum ratio of tier 1 capital to risk-weighted assets of 4.0%. The Company's ratios of tier 1 capital to total assets, tier 1 capital to risk-weighted assets, and qualifying total capital to risk-weighted assets of 7.20%, 13.05%, and 14.32%, respectively, at December 31, 1998 were in compliance with such guidelines.

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

Under the guidelines, an institution not meeting one or more of the safety and soundness guidelines is required to file a compliance plan with the FDIC. In the event that an institution, such as the Bank, were to fail to submit an acceptable compliance plan or fail in any material respect to implement an accepted compliance plan within the time allowed by the FDIC, the institution would be required to correct the deficiency and the appropriate federal agency would also be authorized to: (i) restrict asset growth; (ii) require the institution to increase its ratio of tangible equity to assets; (iii) restrict the rates of interest that the institution may pay; or (iv) take any other action that would better carry out the purpose of the corrective action. The Bank believes it was in compliance with all such safety and soundness guidelines as of December 31, 1998.

The FDIC, in conjunction with the Superintendent, periodically conducts examinations of insured institutions and, based upon evaluations, may require a revaluation of assets of an insured institution and may require the establishment of specific reserves in amounts equal to the difference between such revaluation and the book value of the assets.

The FDIC also has adopted minimum capital regulations for insured state nonmember banks. Although there are some differences between the capital adequacy guidelines adopted by the Federal Reserve with respect to the Company and the FDIC with respect to the Bank, the primary elements of each are generally identical. Under the minimum leverage-based capital requirement adopted by the FDIC, insured state nonmember banks must maintain a ratio of Tier 1 capital to total assets of at least 3% to 5% depending on the Bank's CAMELS rating. Under such regulations, state nonmember banks must maintain a minimum ratio of qualifying total capital to risk-weighted assets of 8.0%, including a minimum ratio of Tier 1 capital to risk-weighted assets of 4.0%. At December 31, 1998, the Bank had a ratio of qualifying total capital to risk-weighted assets of 15.60% and a ratio of Tier 1 capital to risk-weighted assets of 14.33%.

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

Under FDIC prompt corrective action regulations, insured institutions will be considered (i) "well capitalized" if the institution has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a leverage ratio of 5% or greater (provided that the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specified capital level for any capital measure), (ii) "adequately capitalized" if the institution has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater and a leverage ratio of 4% or greater (3% or greater if the institution is rated composite CAMELS 1 in its most recent report of examination and is not experiencing or anticipating significant growth), (iii) "undercapitalized" if the institution has a total risk-based capital ratio that is less than 8%, or a Tier 1 risk-based ratio of less than 4% and has a leverage ratio that is less than 4% (3% if the institution is rated composite CAMELS 1 in its most recent report of examination and is not experiencing or anticipating significant growth), (iv) "significantly undercapitalized" if the institution has a total risk-based capital ratio that is less than 6%, a Tier 1 capital risk-based capital to total adjusted assets that is less than 3% or a leverage ratio to adjusted total assets that is less than 3% and (v) "critically undercapitalized" if the institution has a ratio of tangible equity to total assets that is less than or equal to 2%. At December 31, 1998, the Bank was classified as a "well capitalized" institution. The FDIC and the Federal Reserve can impose severe restrictions upon undercapitalized institutions and their holding companies.

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

Legislation enacted in 1996 contemplates the merger of the BIF, which generally insures deposits in national and state-chartered banks, such as the Bank, with the Savings Association Insurance Fund (the "SAIF"), which insures deposits at savings associations. The combined deposit insurance fund would insure deposits at all FDIC insured depository institutions. As a condition to the combined insurance fund, however, no insured depository institution can be chartered as a savings association. Several proposals for combining the BIF and the SAIF were introduced in Congress during 1997 in bills addressing financial services modernization, including a proposal from the Treasury Department developed pursuant to requirements of the 1996 legislation. While no legislation was passed in 1997, a financial services modernization bill was passed by the House of Representatives in May 1998. The bill passed by the House preserved the savings association charter, but required the FDIC to review and study issues relating to the planned merger of the BIF and the SAIF. The bill was not passed by the Senate before Congress adjourned in 1998, but financial services modernization bills were introduced again in Congress in 1999 and are currently moving through the legislative process. The Company and the Bank can give no assurances as to whether legislation to merge the insurance funds will be enacted or when the insurance funds will be merged.

Federal Home Loan Bank System

The Bank is a member of the FHLB of Boston, one of the 12 regional banks of the FHLB System. The FHLB System provides a central credit facility for member institutions. The Bank has the ability to borrow funds from the FHLB of Boston in order to maintain its liquidity. As a member of the FHLB of Boston, the Bank is required to own shares of capital stock in the FHLB of Boston in an amount at least equal to the greater of 1% of the aggregate principal amount of unpaid residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its advances (borrowings) from the FHLB of Boston, whichever is greater. The Bank was in compliance with this requirement with an investment at December 31, 1998 of $1.3 million.

Under applicable regulations, member banks are required to maintain at all times an amount of qualified collateral that is at least sufficient to satisfy the collateral maintenance level established by the FHLB. See "Business -- Sources of Funds -- Borrowings."

Federal Reserve System

The Federal Reserve has adopted regulations that require, among other things, that insured depository institutions maintain nonearning reserves against their transaction accounts (primarily NOW and regular checking accounts) and nonpersonal time deposits (those which are transferable or held by a person other than a natural person) with an original maturity of less than 18 months. At December 31, 1998, the Bank was in compliance with these requirements.

Various proposals have been introduced in Congress to permit the payment of interest on required reserve balances, and to permit regulated financial institutions to pay interest on business demand accounts. While this legislation appears to have strong support from many constituencies, the Company and the Bank are unable to predict whether such legislation will be enacted.

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

The deferred tax asset and offsetting valuation allowance as of September 30, 1996 and prior periods were principally the result of the Company's accumulation of net operating loss carryforwards. The deferred tax asset represents the estimated amount of future deductions for tax reporting purposes previously expensed for financial reporting purposes, and the estimated benefit from future income taxes the Company will not have to pay as a result of the net operating loss carryforwards. Prior to the fourth quarter of 1996, a 100% valuation allowance was maintained against the deferred tax asset as there were significant uncertainties regarding the Company's future and its ability to utilize its net operating loss carryforwards through sustained, profitable operations. Management believes that the completion of the July 1996 recapitalization, the payoff of the FDIC Note and the improved financial condition of the Company have reduced the uncertainties relating to the Company's ability to realize the benefits of the deferred tax asset. As a result, in accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standard ("SFAS") No. 109, the valuation allowance against the deferred tax asset was reduced by $4,811,000 in the fourth quarter of 1996.

In order to assist the Company in maintaining the benefit of the deferred tax asset, the Company amended its Restated Certificate of Incorporation in June 1996 to provide that absent approval by the Company's Board of Directors no person shall become or make an offer to become a beneficial owner of five percent or more of the Company's voting stock for a three year period, which provision expires June 11, 1999. For additional information relating to income taxes, refer to Note L to the Company's Consolidated Financial Statements.

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

Saco         Suite 32, 4 Scammon Drive     Leased          January 2001
             Saco, ME

Topsham      47 Topsham Fair Mall Road     Building Owned  n/a
             Topsham, ME                   Land Leased     June 2000

Westbrook    36 Thomas Drive               Leased          March 2000
             Westbrook, ME

ITEM 3.  LEGAL PROCEEDINGS.

As of December 31, 1998, there were various claims and lawsuits pending against the Company incidental to the ordinary course of business. In the opinion of management, after consultation with legal counsel, resolution of these matters is not expected to have a material effect on the consolidated financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Company's stockholders during the fourth quarter of the fiscal year ended December 31, 1998.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Information required by this Item is set forth under the caption "Market for Registrant's Common Equity and Related Stockholder Matters" on page 26 of the Annual Report to Stockholders for the year ended December 31, 1998, which information is hereby incorporated herein by reference and specifically made a part hereof.

ITEM 6.  SELECTED FINANCIAL DATA.

Information required by this Item is set forth under the caption "Selected Financial Data" on pages 4 to 5 of the Annual Report to Stockholders for the year ended December 31, 1998, which information is hereby incorporated herein by reference and specifically made a part hereof.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Information required by this Item, other than new accounting standards and accounting standards adopted, is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 6 to 26 of the Annual Report to Stockholders for the year ended December 31, 1998, which information is hereby incorporated herein by reference and specifically made a part hereof. Information with regard to new accounting standards and accounting standards adopted, is set forth under Note A to the Company's Consolidated Financial Statements of the Annual Report to Stockholders for the year ended December 31, 1998, which information is hereby incorporated herein by reference and specifically made a part hereof.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Information required by this Item is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Asset Liability Management and Market Risk" on pages 22 to 24 of the Annual Report to Stockholders for the year ended December 31, 1998, which information is hereby incorporated herein by reference and specifically made a part hereof.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Information required by this Item and the auditor's report thereon are set forth on pages 27 to 52 of the Annual Report to Stockholders for the year ended December 31, 1998, which information is hereby incorporated herein by reference and specifically made a part hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information required by this Item will be set forth under the captions "Election of Directors," "Executive Officers" and "Executive Compensation -- Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for the Company's 1999 annual meeting of stockholders. Such information is hereby incorporated herein by reference and specifically made a part hereof.

ITEM 11. EXECUTIVE COMPENSATION.

Information required by this Item will be set forth under the caption "Executive Compensation" in the Company's definitive proxy statement for the Company's 1999 annual meeting of stockholders. Such information is hereby incorporated herein by reference and specifically made a part hereof.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Information required by this Item will be set forth under the caption "Stock Owned by Management" in the Company's definitive proxy statement for the Company's 1999 annual meeting of stockholders. Such information is hereby incorporated herein by reference and specifically made a part hereof.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information required by this Item will be set forth under the caption "Executive Compensation -- Certain Transactions" in the Company's definitive proxy statement for the Company's 1999 annual meeting of stockholders. Such information is hereby incorporated herein by reference and specifically made a part hereof.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)(1) The following consolidated financial statements of First Coastal Corporation and Subsidiary, included in the Annual Report of the Registrant for the year ended December 31, 1998, are incorporated herein by reference in Item
8. The remaining information appearing in the Annual Report to Stockholders is not deemed to be filed as part of this Report, except as expressly provided herein.

Consolidated Balance Sheets as of December 31, 1998 and 1997

Consolidated Statements of Operations for each of the three years in the period ended December 31, 1998

Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 1998

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1998

Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 1998

Notes to Consolidated Financial Statements--December 31, 1998

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

   10.12 Employment Agreement, dated as of September 4, 1998, among Coastal Bank, First Coastal Corporation and Dennis D. Byrd (filed as Exhibit No. 10.12 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, File No. 0-14087 ("September 1998 Form 10-Q"), and incorporated herein by reference).

   10.13 Employment Agreement, dated as of September 4, 1998, among Coastal Bank, First Coastal Corporation and Gregory T. Caswell (filed as Exhibit No.
10.13 to September 1998 Form 10-Q, and incorporated herein by reference).

   10.14 Amendment No. 1 to Rights Agreement, dated as of October 15, 1998, between First Coastal Corporation and ChaseMellon Shareholder Services, L.L.C. (filed as Exhibit No. 99(a) to Current Report on Form 8-K, filed October 22, 1998, and incorporated herein by reference).

   10.15 Purchase and Assumption Agreement, dated February 22, 1999, between Coastal Bank and Kennebunk Savings Bank (filed herewith).

Exhibit No. 13 Annual Report to Security Holders

First Coastal Corporation 1998 Annual Report (filed herewith). Portions of the First Coastal Corporation 1998 Annual Report have been incorporated by reference into this Annual Report on Form 10-K.

Exhibit No. 21  Subsidiary of the Registrant

Subsidiary of the Company (filed herewith).

Exhibit No. 23 Consents of Experts and Counsel

Consent of PricewaterhouseCoopers LLP to incorporation by reference of its report dated February 17, 1999 into the Company's Registration Statement on Form S-8 (No. 333-08631) filed with the Securities and Exchange Commission on July 23, 1996.

Exhibit No. 27 Financial Data Schedule

   27.1 Financial Data Schedule for the year ended December 31, 1998 (filed herewith).

14(b)     The Company filed a Current Report on Form 8-K on October 22, 1998 with respect to the Company's adoption of amendments to its Stockholder Rights Plan.

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

                              FIRST COASTAL CORPORATION

March 30, 1999                By:   /s/ Gregory T. Caswell
                                    --------------------------------------------
                                    Gregory T. Caswell
                                    President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 30, 1999                By:   /s/ Gregory T. Caswell
                                    --------------------------------------------
                                    Gregory T. Caswell
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)

March 30, 1999                By:   /s/ Dennis D. Byrd
                                    --------------------------------------------
                                    Dennis D. Byrd
                                    Vice President and Treasurer
                                    (Principal Financial and Accounting Officer)

And by a majority of the Board of Directors of the Registrant.

March 30, 1999                By:   /s/ David B. Hawkes, Sr.
                                    --------------------------------------------
                                    David B. Hawkes, Sr.
                                    Chairman of the Board and Director

March 30, 1999                By:   /s/ Gregory T. Caswell
                                    --------------------------------------------
                                    Gregory T. Caswell, Director

March 30, 1999                By:   /s/ Dennis D. Byrd
                                    --------------------------------------------
                                    Dennis D. Byrd, Director

March 30, 1999                By:   /s/ MaryEllen FitzGerald
                                    --------------------------------------------
                                    MaryEllen FitzGerald, Director

March 30, 1999                By:   /s/ Roger E. Klein
                                    --------------------------------------------
                                    Roger E. Klein, Director

March 30, 1999                By:   /s/ Normand E. Simard
                                    --------------------------------------------
                                    Normand E. Simard

March 30, 1999                By:   /s/ Edward K. Simensky
                                    --------------------------------------------
                                    Edward K. Simensky, Director

March 30, 1999                By:   /s/ Charles A. Stewart III
                                    --------------------------------------------
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

10.12 Employment Agreement, dated as of September 4, 1998, among Coastal Bank, First Coastal Corporation and Dennis D. Byrd (filed as Exhibit No. 10.12 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, File No. 0-14087 ("September 1998 Form 10-Q"), and incorporated herein by reference).

10.13 Employment Agreement, dated as of September 4, 1998, among Coastal Bank, First Coastal Corporation and Gregory T. Caswell (filed as Exhibit No. 10.13 to September 1998 Form 10-Q, and incorporated herein by reference).

10.14 Amendment No. 1 to Rights Agreement, dated as of October 15, 1998, between First Coastal Corporation and ChaseMellon Shareholder Services, L.L.C. (filed as Exhibit No. 99(a) to Current Report on Form 8-K, filed October 22, 1998, and incorporated herein by reference).

10.15 Purchase and Assumption Agreement, dated February 22, 1999, between Coastal Bank and Kennebunk Savings Bank (filed herewith).

13        First Coastal Corporation 1998 Annual Report (filed herewith).

21        Subsidiary of the Company (filed herewith).

23 Consent of PricewaterhouseCoopers L.L.P. to incorporation by reference of its report dated February 17, 1999 into the Company's Registration Statement on Form S-8 (No. 333-08631) filed with the Securities and Exchange Commission on July 23, 1996.