Form 10-Q
period 1999-03-31
FIRST COASTAL CORP
filed 1999-05-14
CIK 802763

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q


(Mark one):    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended March 31, 1999

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

          Outstanding at May 11, 1999:   1,360,527 shares

                                     INDEX

                   FIRST COASTAL CORPORATION AND SUBSIDIARY

PART I -     FINANCIAL INFORMATION
             ---------------------

    Item 1.   Financial Statements

              Consolidated Balance Sheets (Unaudited) as of March 31, 1999 and
              December 31, 1998                                                                           3

              Consolidated Statements of Operations (Unaudited) for the three months
              ended March 31, 1999 and 1998                                                               4

              Consolidated Statements of Cash Flows (Unaudited) for the three months
              ended March 31, 1999 and 1998                                                               5

              Consolidated Statements of Comprehensive Income (Unaudited) for the
              three months ended March 31, 1999 and 1998                                                  6

              Notes to Consolidated Financial Statements (Unaudited), March 31, 1999                      7

    Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations       8

    Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                 20


PART II -     OTHER INFORMATION
              -----------------

    Item 1.   Legal Proceedings                                                                          21

    Item 2.   Changes in Securities and Use of Proceeds                                                  21

    Item 3.   Defaults Upon Senior Securities                                                            21

    Item 4.   Submission of Matters to a Vote of Security Holders                                        21

    Item 5.   Other Information                                                                          21

    Item 6.   Exhibits and Reports on Form 8-K                                                           21

SIGNATURES                                                                                               22

PART I - FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS
-----------------------------

CONSOLIDATED BALANCE SHEETS                                                         (Unaudited)
First Coastal Corporation and Subsidiary                                             March 31,   December 31,
                                                                                    -----------  ------------
(in thousands)                                                                         1999          1998
-------------------------------------------------------------------------------------------------------------
ASSETS
Noninterest earning deposits and cash                                                 $  3,907       $  4,509
Interest earning deposits                                                               18,320         28,118
                                                                                      --------       --------
  Cash and cash equivalents                                                             22,227         32,627
Investment securities:
  Available for sale (at market value, amortized cost: 1999 $49,531; 1998 $47,037)      49,381         47,048
Federal Home Loan Bank stock (at cost)                                                   1,315          1,315
Loans held for sale (at market value)                                                      886             83

Loans                                                                                  110,808        105,873
  Less:  Deferred loan fees, net                                                           (88)           (97)
         Allowance for loan losses                                                      (2,782)        (2,735)
                                                                                      --------       --------
                                                                                       107,938        103,041
Premises and equipment                                                                   2,491          2,554
Accrued income receivable                                                                1,053          1,132
Real estate owned and repossessions                                                         12             15
Deferred tax asset                                                                       3,172          3,354
Other assets                                                                               349            244
                                                                                      --------       --------
  TOTAL ASSETS                                                                        $188,824       $191,413
                                                                                      ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits                                                                              $146,458       $148,545
Advances from Federal Home Loan Bank                                                    21,349         22,545
Savings Bank Notes                                                                       2,600          2,600
Secured borrowings                                                                       1,503            967
Accrued expenses and other liabilities                                                     256            442
                                                                                      --------       --------
  TOTAL LIABILITIES                                                                    172,166        175,099
STOCKHOLDERS' EQUITY
Preferred Stock, $1.00 par value; Authorized 1,000,000 shares, none outstanding              -              -
Common Stock, $1.00 par value; Authorized 6,700,000 shares, issued and
outstanding as of March 31, 1999 and December 31, 1998 - 1,360,527 shares                1,361          1,361
Paid-in-capital                                                                         31,751         31,751
Retained earnings (deficit)                                                            (16,350)       (16,805)
Accumulated other comprehensive income                                                    (104)             7
                                                                                      --------       --------
  TOTAL STOCKHOLDERS' EQUITY                                                            16,658         16,314
                                                                                      --------       --------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $188,824       $191,413
                                                                                      ========       ========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
First Coastal Corporation and Subsidiary                                        Three Months Ended March 31,
                                                                                -----------------------------
(in thousands, except share and per share amounts)                                      1999           1998
-------------------------------------------------------------------------------------------------------------
Interest and Dividend Income
   Interest and fees on loans                                                       $    2,340     $    2,477
   Interest and dividends on investment securities                                         773            394
   Other interest income                                                                   225            107
                                                                                    ----------     ----------
       Total Interest and Dividend Income                                                3,338          2,978
Interest Expense
   Deposits                                                                              1,394          1,079
   Borrowings
       Advances from Federal Home Loan Bank                                                299            213
       Savings Bank Notes                                                                   74             83
       Secured borrowings                                                                   14              -
                                                                                    ----------     ----------
   Total Interest Expense                                                                1,781          1,375
                                                                                    ----------     ----------
Net Interest Income Before Provision for Loan Losses                                     1,557          1,603
Provision for loan losses                                                                    -              -
                                                                                    ----------     ----------
Net Interest Income After Provision for Loan Losses                                      1,557          1,603
Noninterest Income
   Services charges on deposit accounts                                                    114            116
   Loss on investment securities transactions                                              (19)             -
   Gain on sales of mortgage loans                                                         467              6
   Other                                                                                    20             22
                                                                                    ----------     ----------
                                                                                           582            144
Operating Expenses
   Salaries and employee benefits                                                          680            637
   Occupancy                                                                               164            131
   Net cost of operations of real estate owned and repossessions                             1             (3)
   Other                                                                                   607            537
                                                                                    ----------     ----------
                                                                                         1,452          1,302
                                                                                    ----------     ----------
Income Before Income Taxes                                                                 687            445
Income Taxes                                                                               232            160
                                                                                    ----------     ----------
NET INCOME                                                                          $      455     $      285
                                                                                    ==========     ==========
PER SHARE AMOUNTS
Basic earnings per share:
   Weighted average shares outstanding                                               1,360,527      1,359,194
   Net income per share                                                             $     0.33     $     0.21
                                                                                    ==========     ==========
Diluted earnings per share:
   Weighted average shares outstanding                                               1,374,838      1,381,707
   Net income per share                                                             $     0.33     $     0.21
                                                                                    ==========     ==========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
First Coastal Corporation and Subsidiary                                            Three Months Ended March 31,
                                                                                   -----------------------------
(in thousands)                                                                           1999           1998
----------------------------------------------------------------------------------------------------------------
Operating Activities
 Net Income                                                                           $    455        $   285
 Adjustments to reconcile net income to net cash provided by operating activities
       Writedowns of REO                                                                     2              -
       Gain (loss) on sales of REO                                                           -             (5)
       Depreciation and amortization                                                        99             90
       Amortization of investment securities premiums (discounts)                           55             27
       Realized investment securities (gains) losses                                        19              -
       Realized (gains) losses on assets held for sale                                    (467)            (6)
       Loan originated and acquired for sale                                              (796)        (2,134)
       Sales of loans originated and acquired for sale                                       -          1,812
       Decrease in interest receivable                                                      79             44
       Increase (decrease) in interest payable                                              12            (70)
       Net change in other assets                                                          538            239
       Net change in other liabilities                                                    (198)            68
                                                                                      --------        -------
Net cash (used) provided by operating activities                                          (202)           350
                                                                                      --------        -------
Investing Activities
   Sales and maturities of securities available for sale                                 4,616            953
   Maturities of securities held to maturity                                                 -          6,000
   Purchases of investment securities available for sale                                (7,134)        (3,933)
   Purchases of investment securities held to maturity                                       -         (2,193)
   Net change in loans                                                                  (4,897)          (537)
   Net purchases of premises and equipment                                                 (36)          (294)
                                                                                      --------        -------
Net cash used by investing activities                                                   (7,451)            (4)
                                                                                      --------        -------
Financing Activities
   Net change in deposits                                                               (2,087)         3,526
   Proceeds from borrowings                                                                  -          4,000
   Payments on borrowings                                                               (1,196)        (4,183)
   Net change in secured borrowings                                                        536              -
                                                                                      --------        -------
Net cash (used) provided by financing activities                                        (2,747)         3,343
                                                                                      --------        -------

Increase (decrease) in cash and cash equivalents                                       (10,400)         3,689
Cash and cash equivalents at beginning of period                                        32,627          7,554
                                                                                      --------        -------
Cash and cash equivalents (interest and noninterest bearing) at end of period         $ 22,227        $11,243
                                                                                      ========        =======
Noncash Investing Activities
   Change in unrealized holding gains and losses on investment securities
   available for sale                                                                 $   (111)       $    (4)

   Transfer of loans to real estate owned and repossessions                                  -            121


See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
First Coastal Corporation and Subsidiary                                             Three Months Ended March 31,
                                                                                   ------------------------------
(dollars in thousands)                                                                  1999           1998
----------------------------------------------------------------------------------------------------------------
Net Income                                                                            $    455        $   285

Other comprehensive income:
   Unrealized holding gains (losses) arising during the period (net of income taxes:
   1999 - $(64); 1998 - $(1))                                                             (124)            (4)

   Reclassification adjustment for realized (gains) losses included in net income
   (net of income taxes: 1999 - $6; 1998 - $0)                                              13              -
                                                                                      --------       --------
                                                                                          (111)            (4)
                                                                                      --------       --------
Comprehensive income                                                                  $    344       $    281
                                                                                      ========       ========

See notes to consolidated financial statements.

FIRST COASTAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 1999

NOTE A   BASIS OF PRESENTATION
         ---------------------

The accompanying unaudited condensed consolidated financial statements of First Coastal Corporation (the "Company") and its subsidiary, Coastal Bank (the "Bank"), have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results and other data for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Significant Events

On February 22, 1999, the Bank entered into a definitive purchase and assumption agreement to sell its branch located in Kennebunk, Maine. Under the terms of the purchase and assumption agreement, the purchaser will acquire all of the branch's deposits and certain branch assets, as well as assume responsibility for the Bank's lease obligations. Regulatory approvals were received and the sale is expected to take place in the second quarter of 1999. At the time the sale closes, a pretax gain in the amount of approximately $1.1 million is anticipated to be recorded. The actual amount of the gain to be recorded at closing will be subject to actual deposit levels, the mix of deposits and other factors, and could be higher or lower than the amount currently anticipated.

Computation of Earnings per Share

Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standard ("SFAS") No. 128, Earnings Per Share, provides reporting standards for basic and diluted earnings per share and is effective for financial statement periods ending after December 15, 1997. Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. All prior period earnings per share data has been restated to conform to the provisions of this statement. The table below sets forth the approximate number of shares used to calculate basic and diluted earnings per share ("EPS") for the three months ended March 31, 1999 and 1998.

                                                                            Three Months Ended
                                                                                 March 31,
                                                                       -----------------------------
                                                                          1999               1998
                                                                       -----------------------------
Weighted average shares outstanding for basic EPS                      1,360,527           1,359,194
Effect of dilutive stock options                                          14,311              22,513
                                                                       ---------           ---------
Weighted average shares outstanding for diluted EPS                    1,374,838           1,381,707
                                                                       =========           =========

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------   ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

BUSINESS

First Coastal Corporation (the "Company"), a Delaware corporation, is a bank holding company whose sole operating subsidiary is Coastal Bank (the "Bank"), a Maine chartered bank headquartered in Westbrook, Maine. The Bank was formed in 1981 through the consolidation of Brunswick Savings Institution and York County Savings Bank, which were organized in 1858 and 1860, respectively. The Company has no separate operations and its business consists of the business of the Bank. The Bank is engaged in customary banking activities, including attracting deposits and various lending activities, and conducts its business from eight offices in the counties of Cumberland, Sagadahoc and York. The Bank's deposits are insured by the Federal Deposit Insurance Corporation up to the limits provided by law.

This Quarterly Report on Form 10-Q, including statements made in this Management's Discussion and Analysis of Financial Condition and Results of Operations, contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements with regard to the Company's expectations as to its financial results and other aspects of its business, including the Company's strategic business initiatives, net interest margin, deposit growth, interest rates, additional branches, market and growth opportunities and loan volume, constitute forward-looking statements. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as "believes," "expects," "may," "will," "should," "estimates," or "anticipates" or the negative thereof or other variations thereof or comparable terminology. All forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual transactions, results, performance or achievements of the Company to be materially different from those expressed or implied by such forward-looking statements. Although the Company has made such statements based on assumptions which it believes to be reasonable, there can be no assurance that the actual transactions, results, performance or achievements will not differ materially from the Company's expectations. For example, there are a number of important factors with respect to such forward-looking statements that could materially and adversely affect such forward-looking statements, such as (i) the impact of changes in market rates of interest on the Company's deposit products and loan demand; (ii) the possibility that certain transactions, such as the Kennebunk branch sale, the identification, development and successful transition to a suitable new headquarters branch /operations center, the opening of new branches, the introduction of new banking products or other events, may not occur; (iii) the possibility that operating expenses may be higher than anticipated; (iv) the effect of general economic and competitive conditions in markets in which the Company operates; (v) the Company's ability to continue to control its provision for loan losses and noninterest expense, interest earning assets and noninterest income, as well as maintain its margin; and (vi) the level of demand for new and existing products. Should one or more of these risks or other uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in the forward-looking statements. The Company does not intend to update forward-looking statements. Investors are also directed to other information related to the Company in documents filed by the Company with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

Overview

The Company reported net income of $455,000 for the three months ended March 31, 1999, compared to net income of $285,000 for the same respective period in 1998. The increase in net income for the three months ended March 31, 1999 as compared to the same period in 1998 is primarily attributable to an after tax gain of $300,000 received on the sale of the Bank's mortgage servicing asset, offset in part by a $150,000 increase in other expenses relating to several business initiatives implemented during the first six months of 1998 and further discussed below in the category Operating expenses.

Net Interest Income

Net interest income decreased by $46,000 for the three months ended March 31, 1999 as compared to the same period in 1998. A combination of relatively significant growth stimulated primarily by an increase in funding sources, in particular the Company's new High Rise Savings program implemented in late March 1998, and lower yields on earning assets are the primary reasons behind the decline in net interest income. The Company's average assets increased $41.2 million (27.8%) for the three months ended March 31, 1999 as compared to the same period in 1998, with increases in average savings balances ($30.5 million) and borrowings ($8.2 million) providing the bulk of the corresponding increase in liabilities. The increased funds available from deposits and borrowings were primarily invested in interest earning deposits and investment securities, with the average balances of these two lower yielding asset categories (as compared to loans) increasing $11.0 million and $31.7 million, respectively, at March 31, 1999 as compared to March 31, 1998. Correspondingly, investment securities and interest earning deposits represented a larger percentage of the Bank's average earning assets, 40.8% for the three months ended March 31, 1999 as compared to 22.4% for the three months ended March 31, 1998. The combination of the growth in these lower yielding assets (as compared to loans), combined with a decline in the yield on average earning assets (including cash, investment securities and loans), resulted in a decline in the Company's net interest rate spread and margin. The Company's net interest rate spread for the three months ended March 31, 1999 decreased to 3.06% as compared to 4.29% for the same period in 1998, and the net interest margin for the three months ended March 31, 1999 decreased to 3.50% as compared to 4.70% for the three months ended March 31, 1998.

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

                                                                         Quarter Ended March 31,
                                              ---------------------------------------------------------------------------
                                                                1999                                  1998
                                              ---------------------------------------------------------------------------
                                                 Average                                Average
                                                 Balance     Interest      Yield(1)     Balance    Interest    Yield(1)

-------------------------------------------------------------------------------------------------------------------------
Assets:
Cash                                              $ 18,638      $  225          4.83%   $  7,646     $  107          5.67%
Investments                                         55,011         773          5.70      23,354        394          6.84
Loans /(2)/(3)
     Residential real estate mortgages              33,551         670          7.99      37,244        790          8.48
     Commercial real estate mortgages               54,042       1,232          9.24      49,579      1,199          9.81
     Commercial and industrial loans                 5,982         134          9.12       5,622        136          9.83
     Consumer loans                                 13,414         304          9.19      14,978        352          9.53
                                                  --------      ------                  --------     ------
        Total loans                                106,989       2,340          8.87     107,423      2,477          9.35
Total interest earnings assets                     180,638       3,338          7.50     138,423      2,978          8.72
Noninterest earning assets                           8,726                                 9,760
                                                  --------                              --------
        Total assets                              $189,364                              $148,183
                                                  ========                              ========
Liabilities:
Deposits
     Savings                                      $ 65,355      $  617          3.83%   $ 34,872     $  235          2.73%
     NOW and money market accounts                  18,986         109          2.33      17,664        103          2.37
     Certificates of deposits                       52,413         668          5.17      55,679        741          5.40
                                                  --------      ------                  --------     ------
        Total interest bearing deposits            136,754       1,394          4.14     108,215      1,079          4.04
Borrowings                                          25,871         387          6.06      17,695        296          6.78
                                                  --------      ------                  --------     ------
     Total interest bearing liabilities            162,625       1,781          4.44%    125,910      1,375          4.43%
Noninterest bearing deposits                         8,820                                 6,964
Noninterest bearing liabilities                        370                                   107
Stockholders' equity                                17,549                                15,202
                                                  --------                              --------
     Total liabilities and stockholders' equity   $189,364                              $148,183
                                                  ========                              ========
Net interest income                                             $1,557                               $1,603
                                                                ======                               ======
Net interest rate spread (4)                                                    3.06%                                4.29%
Net interest rate margin (5)                                                    3.50%                                4.70%

(1)     Annualized.
(2) For purposes of these computations, loans held for sale and nonaccrual loans are included in the average loan amounts outstanding.
(3)     Fees from loans are included in interest income from loans.
(4) Return on interest earning assets less cost of interest bearing liabilities.
(5)     Net interest income divided by average earning assets.

Interest income increased $360,000 for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. The increase is primarily attributable to an increase in average earning assets of $42.2 million, including increases in investment securities ($31.7 million) and interest earning deposits ($11.0 million), partially offset by a decrease in average loan balances ($0.4 million). The increase in interest earning assets was primarily the result of an increase in total deposit balances, largely attributable to the introduction of the Bank's new High Rise Savings product. Savings deposit average balances increased $30.5 million for the three months ended March 31, 1999 as compared to the same period in 1998. This deposit growth was primarily invested in interest bearing deposits and investment securities, increasing the Bank's concentration of these lower yielding assets (as compared to loans), thereby lowering the overall yield on earning assets. In addition, the average yield on total loans declined from 9.35% for the three months ended March 31, 1998 to 8.87% for the three months ended March 31, 1999. It is management's intent to reduce the percentage of earning assets comprising interest bearing deposits in 1999 and to increase loans as a percentage of earning assets, which would positively impact the Company's net interest rate spread and net interest rate margin. Some progress was made in this regard during the three months ended March 31, 1999. Although average loan balances equaled $106.9 million for the three months ended March 31, 1999, ending loan balances equaled $110.8 million at March 31, 1999. This variance is attributable to $4.5 million in new loan volume, primarily commercial mortgage loans, originated late in the month of March.

Competition with regard to loan originations has continued to be intense. As a result, the yields on new loan originations, and in particular commercial real estate and commercial and industrial loans, may decline relative to interest rates in general. Competitive factors resulted in increased loan prepayments in 1998 as compared to that which might ordinarily have been expected, as well as some reductions in contract interest rates for existing customers. It is unknown how the interest rate environment and competitive factors may impact loan prepayments in 1999.

Interest expense increased $406,000 for the three months ended March 31, 1999 as compared to the same respective period in 1998. The increase is primarily the result of increases in interest rates paid on savings deposits equal to $382,000 (attributable to a $30.5 million increase in average deposit balances and a 1.1% increase in rate). This increase was partially offset by a $73,000 decline in interest expense paid on certificates of deposits (attributable to a $3.3 million decline in average deposit balances and a 0.23% decline in rates). Borrowing expense increased $91,000, primarily the result of an increase in average balances of $8.2 million, offset by a reduction in rate of 0.72%.

On March 23, 1998, the Company introduced a new savings deposit product called High Rise Savings. The introductory interest rate paid on this product was tiered (initially ranging from 4.64% to 5.59%) and was guaranteed through December 31, 1998 for accounts opened during the initial introductory period which ended July 3, 1998 (following the initial introductory period, the product's interest rates were reduced). The Company generated significant new deposit balances as a result of this promotion. In addition, a portion of the Bank's existing deposit customers converted their pre-existing accounts to High Rise Savings accounts (generally at higher rates). High Rise balances at March 31, 1999 equaled $39.9 million. Largely as a result of the introduction of the High Rise program, average savings deposit balances increased from $34.9 million at March 31, 1998 to $65.4 million at March 31, 1999, and the average interest rate paid on savings deposits increased from 2.73% to 3.83%, thereby increasing the overall cost of deposits to the Bank. The interest rate paid on the introductory High Rise Savings accounts was reduced in January, March and May of 1999, by 0.50%, 0.25% and 0.25%, respectively.

As competitive pressures continue, the cost of funds to financial institutions may rise relative to market interest rates, thereby narrowing the spread on interest earning assets as compared to interest bearing liabilities.

Provision for Loan Losses

There was no provision for loan losses expense for the three months ended March
31, 1999 and 1998.    The absence of provision for loan losses in 1999 and 1998
is primarily attributable to the continuing low level of nonperforming loans and potential problem loans (as compared to historical levels) and management's review of the portfolio and its determination of the adequacy of the allowance for loan losses (the "Allowance") at March 31, 1999. Despite the absence of provision expense, the level of the Allowance remained essentially unchanged as charged-off loans of $3,000 and $27,000 for the three months ended March 31, 1999 and 1998, respectively, were offset by recoveries totaling $50,000 and $58,000, for the same respective periods.

Noninterest Income

Noninterest income totaled $582,000 for the three months ended March 31, 1999, an increase of $438,000 as compared to the same period in 1998. Noninterest income for the three months ended March 31, 1999 includes a $460,000 pre-tax gain received on the sale of the Bank's residential mortgage servicing portfolio. This gain was offset by a $19,000 loss on investment securities transactions. In conjunction with the sale of the Bank's mortgage servicing portfolio on January 31, 1999 and the implementation of the Bank's new residential mortgage lending program, the Bank intends to sell saleable loans on a servicing released basis and recognize the servicing fee income at the time of sale rather than recording the income on servicing fees over the life of the loan.

Operating Expenses

Operating expense increased $150,000 for the three months ended March 31, 1999 as compared to the same period in 1998. The increase in operating expenses was primarily the result of additional costs associated with several business initiatives implemented by the Bank during the first and second quarters of 1998. These initiatives include the opening of the Portland branch, the development and implementation of an Internet banking program for businesses, the development and introduction of a new line of cash management services for businesses, and additional staffing resulting from increased commercial lending activity. The increase in salaries and benefits was primarily attributable to changes in staffing levels (including additional staff at the new Portland office) and annual salary increases. Management anticipates operating expenses for 1999 and 2000 to further increase as a result of several additional business initiatives that are currently either underway or contemplated, including (i) the Bank's lease or purchase of a new headquarters branch/operations center, and related furniture, fixtures, equipment and relocation expenses, (ii) the opening of additional branches over the next two to three years in the Greater Portland market, (iii) the introduction of a number of new retail banking products which will expand the Bank's retail product array, and (iv) the Bank's continued expansion of its commercial lending activities.

FINANCIAL CONDITION
-------------------

Total Assets

At March 31, 1999, total assets equaled $188.8 million, representing a decrease of $2.6 million (or 1.4%) from total assets of $191.4 million at December 31, 1998. Cash and cash equivalents decreased $10.4 million, partially offset by increases in loan balances ($4.9 million) and investment securities ($2.3 million). Deposits declined $2.1 million and borrowings declined $1.2 million during this period.

Investments

The Company's investment portfolio is comprised primarily of U.S. government and agency obligations and also contains miscellaneous equity securities. Total investment securities at March 31, 1999 were $49.4 million compared to $47.0 million at December 31, 1998. This increase is attributable to the purchase of $4.2 million in U.S. government obligations (of which $2.0 million are Treasury Inflation Indexed Securities), $1.0 million in U.S. government agency notes, and $1.9 million in commercial notes, partially offset by the sale of $1.9 million in U.S. government obligations and $2.7 million in prepayments and amortization on mortgage-backed securities. Investment securities classified as available for sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders' equity.

The following table sets forth the amortized cost and fair value of investment securities for each major security type at March 31, 1999.

                                               March 31, 1999
                               --------------------------------------------
                                              Gross       Gross      Fair
                                 Amortized  Unrealized  Unrealized  Market
(in thousands)                     Cost        Gain        Loss      Value
---------------------------------------------------------------------------
Available for sale:
  U.S. government obligations      $16,570         $ 3        $186  $16,387
  U.S. government agency             1,002           -           -    1,002
  Mortgage backed securities        29,544          89          42   29,591
  Commercial notes                   1,943           -          14    1,929
  Equity securities                    472           -           -      472
                                   -------         ---        ----  -------
                                   $49,531         $92        $242  $49,381
                                   =======         ===        ====  =======

The tax effected net unrealized gain (loss) on investment securities classified as available for sale was $(104,000) and $7,000, at March 31, 1999 and December 31, 1998, respectively.

The following table represents the contractual maturities for investments in debt securities for each major security type at March 31, 1999.

                                              March 31, 1999
                               -------------------------------------------
                                                 Maturing
                               -------------------------------------------
                                           After One
                                  Within   But within    After
(in thousands)                   One Year     Five     Five Years   Total
--------------------------------------------------------------------------
Available for sale:
  U.S. government obligations        $472      $2,038     $13,877  $16,387
  U.S. government agency                -           -       1,002    1,002
  Mortgage backed securities            -           -      29,591   29,591
  Commercial notes                      -           -       1,929    1,929
                                     ----      ------     -------  -------
                                     $472      $2,038     $46,399  $48,909
                                     ====      ======     =======  =======

Loans Held for Sale

Loans held for sale (all of which were residential mortgages carried at market value) equaled $886,000 at March 31, 1999 as compared to $83,000 at December 31, 1998, an increase of $803,000. The outstanding dollar amount of loans held for sale can vary greatly from period to period, affected by such factors as mortgage origination levels, the timing and delivery of loan sales, changes in market interest rates and asset/liability management strategies.

Loans

Loans consisted of the following:

                               March 31,  December 31,
                             -------------------------
(in thousands)                   1999         1998
------------------------------------------------------
Real estate mortgage loans:
  Residential                   $ 32,101      $ 32,555
  Commercial                      57,804        52,747
  Real estate construction         1,358         1,384
Commercial and industrial          6,326         5,872
Consumer and other                13,219        13,315
                                --------      --------
Total                           $110,808      $105,873
                                ========      ========

Loans increased $4.9 million (or 4.7%) at March 31, 1999 as compared to
December 31, 1998. The increase is attributable to a $5.1 million increase in commercial real estate loans and $0.5 million in commercial and industrial loans, partially offset by decreases in residential and consumer loans. The increase in commercial loans is the result of the Company's strategic focus on developing a strong commercial banking team and growth in commercial loan volume and loan balances. Management believes commercial lending represents an area in which the Bank can develop a profitable, increased market share.

Allowance for Loan Losses ("Allowance")

The Company's Allowance was $2.8 million at March 31, 1999 and December 31, 1998. The Allowance represented 2.5% and 2.6% of total loans, and 503.1% and 496.4% of nonperforming loans, at March 31, 1999 and December 31, 1998, respectively. Management believes that in accordance with the Bank's Allowance for Loan Loss Policy, the Allowance is adequate at March 31, 1999. However, future additions to the Allowance may be necessary based on changes in the financial condition of various borrowers, new information that becomes available relative to various borrowers and loan collateral, growth in the size or changes in the mix or concentration risk of the loan portfolio, problems borrowers may experience with regard to Year 2000 computer related issues, as well as changes in local, regional or national economic conditions. In addition, various regulatory authorities, as an integral part of their examination process, periodically review the Bank's Allowance. Such authorities may require the Bank to recognize additional provision for loan losses based upon information available to them and their judgments at the time of their examination.

Nonperforming Assets

Information with respect to nonperforming assets is set forth below:

                                           March 31,  December 31,
                                         -------------------------
(in thousands)                               1999        1998
------------------------------------------------------------------
Nonaccrual loans                            $ 439       $ 430
Accruing loans past due 90 days or more       114         121
Restructured loans                              -           -
Real estate owned and repossessions            12          15
                                            -----       -----
     Total                                  $ 565       $ 566
                                            =====       =====

The level of nonperforming assets remained relatively unchanged at March 31, 1999 as compared to December 31, 1998. While the current level of nonperforming assets is low compared to historical levels, the Bank continues to hold a large concentration of commercial real estate loans. The collateral coverage for these loans, should they become nonperforming, may not be adequate to protect the Bank from potential losses. Deterioration in the local economy or real estate market, or upward movements in interest rates could adversely impact the performance and/or value of the underlying collateral for these loans and could have an adverse impact on the Bank's loan portfolio, and in particular, currently performing commercial real estate loans. In addition, deterioration in the local economy or adverse changes in the financial condition of various borrowers could have an impact on the Bank's entire loan portfolio (including commercial real estate). These factors could result in an increased incidence of loan defaults and, as a result, an increased level of nonperforming loans and assets. In addition, while the downward trend in nonperforming assets is encouraging, the current level of nonperforming assets is considered by management to be at such a low level that it is not likely to be sustained.

Impaired Loans

Management identifies impaired loans on a loan by loan basis. Though the measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, all of the Company's impaired loans were collateral-dependent, which are measured for impairment based on the fair value of the collateral. At March 31, 1999 and December 31, 1998, the recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114 totaled $439,000. The corresponding portion of the Allowance allocated against the total recorded investment in loans ("Allocated Reserves") was $57,000 and $55,000 as of March 31, 1999 and December 31, 1998, respectively. All of the impaired loans were classified as nonaccrual at March 31, 1999. At December 31, 1998, an amount equal to $430,000 of the $439,000 total impaired loans was classified as nonaccrual or troubled debt restructures and the remaining $9,000 was classified as potential problem loans. The income recorded on a cash basis relating to impaired loans equaled $2,000 and $22,000 at March 31, 1999 and December 31, 1998, respectively. The average balance of outstanding impaired loans was $439,000 and $414,000 at March 31, 1999 and December 31, 1998, respectively.
All of the impaired loans were collateralized by real estate at March 31, 1999 and accounted for by the lower of the fair value of the collateral (net of the $57,000 Allocated Reserves) or amortized loan value.

Real Estate Owned ("REO")

REO consists of properties acquired through mortgage loan foreclosure proceedings, repossessions or in full or partial satisfaction of outstanding loan obligations. At March 31, 1999, REO totaled $12,000, consisting of a single mobile home.

Liquidity - Bank

Deposits totaled $146.5 million at March 31, 1999, a decrease of $2.1 million (or 1.4%) from the level of $148.6 million at December 31, 1998.

Deposit balances were as follows:

                                       March 31,  December 31,
                                     -------------------------
(in thousands)                           1999         1998
--------------------------------------------------------------
Noninterest bearing demand deposits     $  8,707      $ 10,447
Interest bearing demand deposits          19,470        21,680
Savings and escrow deposits               66,372        63,393
Time deposits                             51,909        53,025
                                        --------      --------
     Total                              $146,458      $148,545
                                        ========      ========

The decline in deposit levels is primarily attributable to a $5.1 million decline in demand deposit accounts and time deposits. This decrease was offset by a $3.0 million increase in savings deposit balances attributable to the Company's High Rise Savings program.

Liquidity - Company

On a parent company only basis ("parent"), the Company conducts no separate operations. Its business consists of the operations of its banking subsidiary. In addition to debt service relating to the promissory notes issued to a group of four Maine savings banks (the "Savings Banks") in the aggregate principal amount of $2.6 million, the Company's expenses consist primarily of Delaware franchise taxes associated with the Company's authorized capital stock, and certain legal and various other expenses. Expenses, including certain audit and professional fees, insurance and other expenses, are allocated between the Bank and the Company based upon the relative benefits derived.

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

On December 22, 1998, September 23, 1998 and March 25, 1998, the Bank paid the Company cash dividends of $680,000, $500,000 and $500,000, respectively. At March 31, 1999, the parent's cash and cash equivalents totaled $721,000.

The Company suspended the payment of cash dividends to its stockholders in the fourth quarter of 1989 and has not paid any cash dividends to its stockholders since that time.

Capital - Bank

The table below sets forth the regulatory capital requirements and capital ratios for the Bank at March 31, 1999 and December 31, 1998:

(dollars in thousands)                                       March 31, 1999   December 31, 1998
-----------------------------------------------------------------------------------------------
Tier 1 capital (Leverage) to total assets /(1)/ ratio
  Qualifying capital                                               $ 15,248            $ 14,709
  Actual %                                                             8.20%               7.90%
  Minimum requirements for capital adequacy %                          4.00%               4.00%
  Average quarterly assets                                         $185,984            $186,077
Tier 1 capital to risk-weighted assets
  Qualifying capital                                               $ 15,248            $ 14,709
  Actual %                                                            15.22%              14.33%
  Minimum requirements for capital adequacy %                          4.00%               4.00%
Total capital to risk-weighted assets (Tier 1 and Tier 2)
  Qualifying capital                                               $ 16,519            $ 16,010
  Actual %                                                            16.49%              15.60%
  Minimum requirement for capital adequacy %                           8.00%               8.00%
  Risk-weighted assets                                             $100,156            $102,612

(1) Calculated on an average quarterly basis

Capital - Company

The table below sets forth the regulatory capital requirements and capital ratios for the Company at March 31, 1999 and December 31, 1998:

(dollars in thousands)                                       March 31, 1999   December 31, 1998
-----------------------------------------------------------------------------------------------
Tier 1 capital (Leverage) to total assets /(1)/ ratio
  Qualifying capital                                             $   14,590          $   13,453
  Actual %                                                             7.79%               7.20%
  Minimum requirements for capital adequacy %                     4.00-5.00%          4.00-5.00%
  Average quarterly assets                                       $  187,192          $  186,757
Tier 1 capital to risk-weighted assets
  Qualifying capital                                             $   14,590          $   13,453
  Actual %                                                            14.43%              13.05%
  Minimum requirements for capital adequacy %                          4.00%               4.00%
Total capital to risk-weighted assets (Tier 1 and Tier 2)
  Qualifying capital                                             $   15,873          $   14,759
  Actual %                                                            15.70%              14.32%
  Minimum requirement for capital adequacy %                           8.00%               8.00%
  Risk-weighted assets                                           $  101,121          $  103,071

(1) Calculated on an average quarterly basis less disallowed portion of the deferred tax asset.


Year 2000 Issue

The Company is aware of potential problems that may be experienced with computerized and other electronic systems at the turn of the millennium, beginning January 1, 2000. These problems exist because many systems rely on two digit fields instead of four digit fields to store the year of date sensitive information. An example of the type of problem that may arise is that some systems will interpret the 00 in its year field to mean 1900 instead of 2000. This problem will not only affect software programs but hardware as well, and could result in a system failure or miscalculations causing disruptions of operations including, among other things, a temporary inability to process transactions or engage in normal business activities.

The Company's State of Readiness. The Federal Financial Institutions Examination Council (FFIEC) has issued several statements providing guidance on the Year 2000 issue. The statements address key phases of the Year 2000 project management process, outline specific responsibilities of senior management and the Board of Directors to address these risks, assist financial institutions in developing prudent risk controls to manage risks related to the Year 2000 and outline the due diligence process that financial institutions should adopt to manage these risks. In response, the Company has formed a Year 2000 Action Committee which is comprised of various members of the Bank's senior and middle management. The Committee has developed a detailed plan for mitigating Year 2000 risk as it relates to the Bank's Information Technology systems and Non-Information Technology systems. In accordance with FFIEC guidelines, the Year 2000 project management process has five phases, which include Awareness, Assessment, Renovation, Validation and Implementation of all systems.

Awareness Phase. During the Awareness phase, the Company is required to (i) define the Year 2000 problem as it relates to specific circumstances and gain executive support for the resources necessary to perform compliance work, (ii) establish a Year 2000 Committee, and (iii) develop an overall strategy that encompasses in-house systems, service bureaus for systems that are outsourced, vendors, auditors, customers and suppliers (including correspondents).

The Company has completed activities related to the Awareness Phase. As stated previously, the Company has formed a Year 2000 Committee which has developed and implemented a strategy to minimize the impact of Year 2000 technology problems. The Committee provides regular updates to the Company's Board of Directors and Executive management.

Assessment Phase.  As part of the Assessment phase, the Company is required to
(i) assess the size and complexity of issues related to the Year 2000 issue,
(ii) detail the magnitude of effort and resources necessary to address Year 2000 issues, (iii) identify all hardware, software, networks, automated teller machines, other various processing platforms, and customer and vendor dependencies affected by the Year 2000 date change, and (iv) develop a
contingency plan for the items addressed in the action plan.   The assessment
phase must go beyond information systems and include facilities and environmental systems that are dependent on embedded microchips, such as security systems, elevators, and vaults.

The Company has already completed the Assessment phase, which included assessing all Information Technology (i.e. computer software, hardware, third party vendors and other electronic devices) and non-Information Technology systems (i.e. vaults, security and environmental systems) for compliance with the year 2000. The Committee prioritized each item to determine if non-compliance with the Year 2000 date change would adversely impact customers, shareholders or employees. During this assessment, 19% of the Bank's IT system applications and services met this criteria and were classified as mission critical.

Renovation Phase. As part of the Renovation Phase, the Company is required to prioritize work based on information gathered during the Assessment phase, and includes code enhancements, hardware and software upgrades, system replacements, vendor certification and other associated changes. For institutions relying on outside services or third-party software providers, ongoing discussions and monitoring of vendor progress is necessary.

The Company has already completed a significant portion of activities related to the renovation phase of mission critical applications (approximately 97%), with the remainder targeted for completion by June of 1999. All non-mission critical applications are anticipated to be completed by September 1999. A majority of the Company's systems are supplied by third-party vendors and are being renovated by the vendors. The Company has been provided with a Year 2000 ready release by its primary data processing vendor. This release has already been installed and has been validated by the Year 2000 Action Committee for future date processing accuracy.

Validation Phase. The Validation Phase includes actual testing of incremental changes to hardware and software components. In addition to testing upgraded components, connections with other systems must be verified, and all changes should be accepted by internal and external users. The Company should also establish controls to assure the effective and timely completion of all hardware and software testing prior to final implementation.

The Company's Year 2000 Action Committee is responsible for testing the primary data processing systems and all mission critical server-based applications for Year 2000 readiness. Validation and testing of updates supplied by the Company's third-party vendors is almost complete. Primary functional transaction types such as deposits, withdrawals, payments, maturities, interest postings, inquiries on deposit and loan accounts, and other typical business processes, continue to be tested for key date validity and accuracy. Key dates include dates before, during and after the century change and the century leap year. The Company has completed validation testing on approximately 95% of mission critical applications and anticipates that all non-mission critical applications will be completed by September 1999.

Implementation Phase. During the Implementation Phase, systems should be certified as Year 2000 compliant and be accepted by the business users. For any system failing certification, the business effect must be assessed clearly and the Company's contingency plans should be implemented. In addition, this phase must ensure that any new systems or subsequent changes to verified systems are compliant with Year 2000 requirements.

A significant number of the Company's mission critical applications are supplied by third party vendors. Each vendor is responsible for making revisions to its software, performing testing and providing the updates to the Company. Software updates have been provided and installed by a majority of the Company's third-party vendors and the Company is currently in the process of validating the software for Year 2000 readiness on its systems. At this time, the implementation phase has not yet been completed, however the Company expects to have completed the implementation phase for all mission critical applications by June of 1999 and all non-mission critical applications by September of 1999.

Costs Related to the Year 2000 Issue

Management does not expect the costs associated with the Year 2000 issues to have a material effect on the Company's financial statements. To date, the Company has incurred approximately $21,000 in external costs for its Year 2000 program. The Company currently estimates that it will incur additional expenses between now and December 31, 1999 to complete its Year 2000 compliance work, however, these costs are not anticipated to exceed $50,000 for both mission critical and non-mission critical systems. These costs, which may vary from the estimates, have been, and will continue to be, expensed as incurred.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

  There were no material changes to the Company's market risk analysis during the current quarter.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------

  As of March 31, 1999, there were various claims and lawsuits pending against the Company incidental to the ordinary course of business. In the opinion of management, after consultation with legal counsel, resolution of these matters is not expected to have a material effect on the Company's consolidated financial position or results of operations.

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

     3.1(ii)   Amended and Restated Bylaws (filed as Exhibit 3.1(ii) to 1997
Form 10-K, and incorporated herein by reference).

     27    Financial Data Schedule (filed herewith).

(b) The Company filed a Current Report on Form 8-K on March 26, 1999 announcing that its 1999 annual meeting of stockholders will be held on May 18, 1999.

                           FIRST COASTAL CORPORATION


                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    FIRST COASTAL CORPORATION


Date: May 14, 1999                  By:  /s/ Gregory T. Caswell
                                         -------------------------------------
                                         Gregory T. Caswell
                                         President and Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: May 14, 1999                  By:  /s/ Gregory T. Caswell
                                         --------------------------------------
                                         Gregory T. Caswell
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)


Date: May 14, 1999                  By:  /s/ Dennis D. Byrd
                                         --------------------------------------
                                         Dennis D. Byrd
                                         Vice President and Treasurer
                                         (Principal Financial and Accounting
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

27                  Financial Data Schedule (filed herewith).