Form 10-Q
period 1999-06-30
FIRST COASTAL CORP
filed 1999-08-13
CIK 802763

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q


(Mark one):    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended June 30, 1999

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

          Outstanding at August 12, 1999: 1,360,027 shares

                                     INDEX

                   FIRST COASTAL CORPORATION AND SUBSIDIARY

PART I -  FINANCIAL INFORMATION
          ---------------------

                                                                            Page
                                                                            ----
     Item 1.   Financial Statements

               Consolidated Balance Sheets (Unaudited) as of June
               30, 1999 and December 31, 1998                                3

               Consolidated Statements of Operations (Unaudited)
               for the three and six months ended June 30, 1999
               and 1998                                                      4

               Consolidated Statements of Cash Flows (Unaudited)
               for the six months ended June 30, 1999 and 1998               6


               Consolidated Statements of Comprehensive Income
               (Unaudited) for the three and six months ended
               June 30, 1999 and 1998                                        7

               Notes to Consolidated Financial Statements
               (Unaudited), June 30, 1999                                    8

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                           9

     Item 3.   Quantitative and Qualitative Disclosures About
               Market Risk                                                  21

PART II -      OTHER INFORMATION
               -----------------

     Item 1.   Legal Proceedings                                            22

     Item 2.   Changes in Securities and Use of Proceeds                    22

     Item 3.   Defaults Upon Senior Securities                              22

     Item 4.   Submission of Matters to a Vote of Security Holders          22

     Item 5.   Other Information                                            22

     Item 6.   Exhibits and Reports on Form 8-K                             23

SIGNATURES                                                                  24

PART I - FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS
-----------------------------

CONSOLIDATED BALANCE SHEETS                                                       (Unaudited)
First Coastal Corporation and Subsidiary                                             June 30,    December 31,
                                                                             ---------------  ---------------
(in thousands)                                                                          1999             1998
-------------------------------------------------------------------------------------------------------------
ASSETS

Noninterest earning deposits and cash                                        $         5,159  $         4,509

Interest earning deposits                                                              2,971           28,118
                                                                             ---------------  ---------------
  Cash and cash equivalents                                                            8,130           32,627

Investment securities:

  Available for sale (at market value, amortized cost: 1999 $54,890;
   1998 $47,037)                                                                      54,060           47,048

Federal Home Loan Bank stock (at cost)                                                 1,315            1,315

Loans held for sale                                                                      364               83

Loans                                                                                113,500          105,873
  Less:  Deferred loan fees, net                                                         (86)             (97)
         Allowance for loan losses                                                    (2,811)          (2,735)
                                                                             ---------------  ---------------
                                                                                     110,603          103,041

Premises and equipment                                                                 2,432            2,554

Accrued income receivable                                                              1,225            1,132

Real estate owned and repossessions                                                       10               15

Deferred tax asset                                                                     2,820            3,354

Other assets                                                                             293              244
                                                                             ---------------  ---------------
  TOTAL ASSETS                                                               $       181,252  $       191,413
                                                                             ===============  ===============
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Deposits                                                                            $138,071         $148,545

Advances from Federal Home Loan Bank                                                  21,152           22,545

Savings Bank Notes                                                                     2,400            2,600

Secured borrowings                                                                     2,134              967

Accrued expenses and other liabilities                                                   210              442
                                                                             ---------------  ---------------
TOTAL LIABILITIES                                                                    163,967          175,099

STOCKHOLDERS' EQUITY

Preferred Stock, $1.00 par value; Authorized 1,000,000 shares, none
 outstanding                                                                               -                -

Common Stock, $1.00 par value; Authorized 6,700,000 shares, issued and
 outstanding as of June 30, 1999 and December 31, 1998 - 1,360,527 shares              1,361            1,361

Paid-in-capital                                                                       31,751           31,751

Retained earnings (deficit)                                                          (15,279)         (16,805)

Accumulated other comprehensive income                                                  (548)               7
                                                                             ---------------  ---------------
  TOTAL STOCKHOLDERS' EQUITY                                                          17,285           16,314
                                                                             ---------------  ---------------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $       181,252  $       191,413
                                                                             ===============  ===============

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
First Coastal Corporation and Subsidiary                           Three Months Ended June 30,
                                                                -----------------------------
(in thousands, except share and per share amounts)                       1999            1998
---------------------------------------------------------------------------------------------
Interest and Dividend Income

 Interest and fees on loans                                     $       2,455  $        2,514

 Interest and dividends on investment securities                          891             414

 Other interest income                                                    156             221
                                                                -------------  --------------
   Total Interest and Dividend Income                                   3,502           3,149

Interest Expense

 Deposits                                                               1,307           1,260

 Borrowings

   Advances from Federal Home Loan Bank                                   291             190

   Savings Bank Notes                                                      75              87

   Secured borrowings                                                      18              10
                                                                -------------  --------------
 Total Interest Expense                                                 1,691           1,547
                                                                -------------  --------------
Net Interest Income Before Provision for Loan Losses                    1,811           1,602

Provision for loan losses                                                   -               -
                                                                -------------  --------------
Net Interest Income After Provision for Loan Losses                     1,811           1,602

Noninterest Income

 Services charges on deposit accounts                                     121             124

 Gain on investment securities transactions                                41              36

 Gain on sales of mortgage loans                                           50              10

 Gain on sale of branch                                                 1,110               -

 Other                                                                     25              38
                                                                -------------  --------------
                                                                        1,347             208
Operating Expenses

 Salaries and employee benefits                                           703             640

 Occupancy                                                                145             128

 Net cost of operations of real estate owned and repossessions              3               5

 Other                                                                    648             586
                                                                -------------  --------------
                                                                        1,499           1,359
                                                                -------------  --------------
Income Before Income Taxes                                              1,659             451

Income Taxes                                                              588             159
                                                                -------------  --------------
NET INCOME                                                      $       1,071  $          292
                                                                =============  ==============
PER SHARE AMOUNTS

Basic earnings per share:

 Weighted average shares outstanding                                1,360,527       1,359,633

 Net income per share                                           $        0.79  $         0.21
                                                                =============  ==============
Diluted earnings per share:

 Weighted average shares outstanding                                1,374,426       1,380,177

 Net income per share                                           $        0.78  $         0.21
                                                                =============  ==============

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
First Coastal Corporation and Subsidiary                                                  Six Months Ended June 30,
                                                                                   ---------------------------------------
(in thousands, except share and per share amounts)                                    1999                        1998
--------------------------------------------------------------------------------------------------------------------------
Interest and Dividend Income
  Interest and fees on loans                                                          $    4,795                $    4,991
  Interest and dividends on investment securities                                          1,664                       808
  Other interest income                                                                      381                       328
                                                                                   -------------             -------------
     Total Interest and Dividend Income                                                    6,840                     6,127

Interest Expense
  Deposits                                                                                 2,701                     2,339
  Borrowings
     Advances from Federal Home Loan Bank                                                    590                       403
     Savings Bank Notes                                                                      149                       170
     Secured borrowings                                                                       32                        10
                                                                                   -------------             -------------
  Total Interest Expense                                                                   3,472                     2,922
                                                                                   -------------             -------------
Net Interest Income Before Provision for Loan Losses                                       3,368                     3,205
Provision for loan losses                                                                      -                         -
                                                                                   -------------             -------------
Net Interest Income After Provision for Loan Losses                                        3,368                     3,205
Noninterest Income
  Services charges on deposit accounts                                                       235                       240
  Gain on investment securities transactions                                                  22                        36
  Gain on sales of mortgage loans                                                            517                        16
  Gain on sale of branch                                                                   1,110                         -
  Other                                                                                       45                        60
                                                                                   -------------             -------------
                                                                                           1,929                       352

Operating Expenses
  Salaries and employee benefits                                                           1,383                     1,277
  Occupancy                                                                                  309                       259
  Net cost of operations of real estate owned and repossessions                                4                         2
  Other                                                                                    1,255                     1,123
                                                                                   -------------             -------------
                                                                                           2,951                     2,661
                                                                                   -------------             -------------
Income Before Income Taxes                                                                 2,346                       896
Income Taxes                                                                                 820                       319
                                                                                   -------------             -------------
NET INCOME                                                                            $    1,526                $      577
PER SHARE AMOUNTS
Basic earnings per share:
  Weighted average shares outstanding                                                  1,360,527                 1,359,415
  Net income per share                                                                $     1.12                $     0.42
                                                                                   =============             =============
Diluted earnings per share:
  Weighted average shares outstanding                                                  1,374,641                 1,380,689
  Net income per share                                                                $     1.11                $     0.42
                                                                                   =============          ================

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
First Coastal Corporation and Subsidiary                                                        Six Months Ended June 30,
                                                                                             ------------------------------
(in thousands)                                                                                    1999                1998
---------------------------------------------------------------------------------------------------------------------------
Operating Activities

 Net Income                                                                                 $    1,526         $       577
 Adjustments to reconcile net income to net cash provided by operating activities
    Writedowns of REO                                                                                5                   -
    Gain on sales of REO                                                                             -                  (5)
    Depreciation and amortization                                                                  219                 194
    Amortization of investment securities premiums                                                  90                  54
    Realized investment securities gains                                                           (22)                (36)
    Realized gains on assets held for sale                                                        (517)                (16)
    Loans originated and acquired for sale                                                      (2,963)             (6,040)
    Sales of loans originated and acquired for sale                                              2,682               6,966
    Decrease (increase) in interest receivable                                                     (93)                 36
    Increase (decrease) in interest payable                                                         12                 (17)
    Net change in other assets                                                                   1,276                 294
    Net change in other liabilities                                                               (232)               (124)
                                                                                         --------------      --------------
Net cash provided by operating activities                                                        1,983               1,883
                                                                                         --------------      --------------
Investing Activities

  Sales and maturities of securities available for sale                                          9,490               2,835
  Maturities of securities held to maturity                                                          -               6,000
  Purchases of investment securities available for sale                                        (17,411)            (15,008)
  Purchases of investment securities held to maturity                                                -              (3,193)
  Net change in loans                                                                           (7,562)                131
  Net purchases of premises and equipment                                                          (97)               (389)
                                                                                          -------------      --------------
Net cash used by investing activities                                                          (15,580)             (9,624)
                                                                                          -------------      --------------
Financing Activities

  Net change in deposits                                                                       (10,474)             24,011
  Proceeds from borrowings                                                                           -               4,000
  Payments on borrowings                                                                        (1,593)             (4,569)
  Net change in secured borrowings                                                               1,167               1,454
  Proceeds from issuance of common stock options                                                     0                   7
                                                                                          -------------      --------------
Net cash (used) provided by financing activities                                               (10,900)             24,903
                                                                                          -------------      --------------

Increase (decrease) in cash and cash equivalents                                               (24,497)             17,162
Cash and cash equivalents at beginning of period                                                32,627               7,554
                                                                                          -------------      --------------
Cash and cash equivalents (interest and noninterest bearing) at end of period               $    8,130         $    24,716
                                                                                          =============      ==============
Noncash Investing Activities

 Change in unrealized holding gains and losses on investment securities available
 for sale                                                                                   $     (841)        $       (20)
 Transfer of loans to real estate owned and repossessions                                            -                 121

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
First Coastal Corporation and Subsidiary                                                Three Months Ended June 30,
                                                                                 -----------------------------------------
(dollars in thousands)                                                                   1999                        1998
--------------------------------------------------------------------------------------------------------------------------
Net Income                                                                         $    1,071                  $      292

Other comprehensive income:
  Unrealized holding gains (losses) arising during the period (net of income
  taxes: 1999 - $(214); 1998 - $(9) )                                                    (416)                        (16)

  Reclassification adjustment for realized (gains) losses included in net income
  (net of income taxes: 1999 - $(13); 1998 - $(12))                                       (28)                        (24)
                                                                                 -------------               -------------
                                                                                         (444)                        (40)
                                                                                 -------------               -------------
Comprehensive income                                                               $      627                  $      252
                                                                                 =============               =============


CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
First Coastal Corporation and Subsidiary                                                Six Months Ended June 30,
                                                                                 ----------------------------------------
(dollars in thousands)                                                                   1999                       1998
-------------------------------------------------------------------------------------------------------------------------
Net Income                                                                         $    1,526                  $     577

Other comprehensive income:
  Unrealized holding gains (losses) arising during the period (net of income
  taxes: 1999 - $(278); 1998 - $(10))                                                    (540)                       (20)

  Reclassification adjustment for realized (gains) losses included in net income
  (net of income taxes: 1999 - $(7); 1998 - $(12) )                                       (15)                       (24)
                                                                                 -------------               ------------
                                                                                         (555)                       (44)
                                                                                 -------------               ------------
Comprehensive income                                                               $      971                  $     533
                                                                                 =============               ============

See notes to consolidated financial statements.

FIRST COASTAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 1999

NOTE A   BASIS OF PRESENTATION
         ---------------------

The accompanying unaudited condensed consolidated financial statements of First Coastal Corporation (the "Company") and its subsidiary, Coastal Bank (the "Bank"), have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results and other data for the three and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and other documents filed by the Company with the Securities and Exchange Commission.

Certain Events

On May 14, 1999, the Bank sold its branch located in Kennebunk, Maine and recognized a pretax gain of $1.1 million. Under the terms of the purchase and assumption agreement, the purchaser acquired all of the branch's deposits and certain branch assets, as well as assuming responsibility for the Bank's lease obligations.

On August 4, 1999, the Company entered into the First Amendment to Loan Agreement (the "First Amendment to Loan Agreement") amending the terms of the Loan Agreement, dated as of July 24, 1996 (the "Loan Agreement"), between the Company and a group of four Maine savings banks (the "Four Savings Banks"). Pursuant to the Loan Agreement, the Company borrowed a total of $4.0 million evidenced by promissory notes (the "Savings Bank Notes") in the amount of $1.0 million to each of the Four Savings Banks. Prior to the effective date of such modification to the Loan Agreement, the Savings Bank Notes bore interest, payable quarterly, at an annual rate of 10.85%, with semi-annual principal payments of $200,000 beginning in June 1998. The original maturity date was December 31, 2001. Pursuant to the First Amendment to Loan Agreement and the amended Savings Bank Notes (the "Amended Savings Bank Notes"), the term loan (current balance $2.4 million) bears interest at an annual rate of 8.0% until August 4, 2002, at which time the interest rate will convert to the Prime Rate as published in The Wall Street Journal (the "WSJ"), adjustable daily, until the new maturity date of August 4, 2004. In addition, the Company is entitled to draw against a working capital line of credit up to a combined aggregate limit, including the balance outstanding at any time of the term loan, of $4.0 million. The interest rate on the line of credit is equal to the Prime Rate as published in the WSJ, adjusted daily and the maturity date is August 4, 2004.

In addition to reducing the interest rate, extending the maturity date, and providing the Company with a line of credit, the First Amendment to Loan Agreement modified or eliminated certain covenants and conditions contained in the Loan Agreement, including among other things: (i) limitations on borrowing by the Company and the Bank; (ii) prohibitions on transfers of assets of the Company or any subsidiary; (iii) prohibition of capital expenditures over $500,000 in any fiscal year; and (iv) certain provisions providing that it was a default by the Company not to make certain reports or payments within specified time frames, which provisions have been generally liberalized as to time or amount. In addition, the First Amendment to Loan Agreement modified the prohibition on the payment of cash dividends by the Company contained in the Loan Agreement when the Company's debt-to-equity ration on a parent only-basis exceeds 30% to increase the permissible ratio threshold to 50%.

In connection with the Amended Savings Bank Notes, one of the Four Savings Banks notes was purchased by one of the remaining three lenders. There is no prepayment penalty associated with the Amended Savings Bank Notes. Other terms and conditions, including the pledge of all of the Company's stock in the Bank as collateral, were affirmed and remain in effect.

Stock Repurchase Program

On May 18, 1999, the Company announced that its Board of Directors authorized a stock repurchase program whereby the Company intends to repurchase up to 68,026 shares of its common stock, representing approximately 5% of the 1,360,527 shares then outstanding. The common stock may be purchased by the Company from time to time in the open market or privately negotiated transactions. The shares repurchased will be held as treasury stock to be used for general corporate purposes. The stock repurchase program will be in effect for a total of approximately twelve months or until June 2000. Under the program, no shares knowingly will be purchased from officers or directors of the Company or from persons who hold in excess of 5% of its outstanding common stock.

Computation of Earnings per Share

Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standard ("SFAS") No. 128, Earnings Per Share, provides reporting standards for basic and diluted earnings per share. Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The table below sets forth the approximate number of shares used to calculate basic and diluted earnings per share ("EPS") for the three and six months ended June 30, 1999 and 1998.

                                                      Three Months Ended              Six Months Ended
                                                           June 30,                       June 30,
                                                    --------------------------  --------------------------
                                                      1999           1998           1999           1998
                                                    -----------  -------------  ------------  ------------
Weighted average shares outstanding for basic EPS    1,360,527      1,359,633    1,360,527      1,359,415
Effect of dilutive stock options                        13,899         20,544       14,114         21,274
                                                    -----------  -------------  ------------  ------------
Weighted average shares outstanding for diluted
EPS                                                  1,374,426      1,380,177    1,374,641      1,380,689
                                                    ===========  =============  ============  ============

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------  -----------------------------------------------------------------------
         OF OPERATIONS
         -------------
BUSINESS

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

This Quarterly Report on Form 10-Q, including statements made in this Management's Discussion and Analysis of Financial Condition and Results of Operations, contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as "believes," "expects," "may," "will," "should," "estimates," or "anticipates" or the negative thereof or other variations thereof or comparable terminology. All forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual transactions, results, performance or achievements of the Company to be materially different from those expressed or implied by such forward-looking statements. Although the Company has made such statements based on assumptions which it believes to be reasonable, there can be no assurance that the actual transactions, results, performance or achievements will not differ materially from the Company's expectations. For example, there are a number of important factors with respect to such forward-looking statements that could materially and adversely affect such forward-looking statements, such as (i) the impact of changes in market rates of interest, economic conditions, or competitive factors on the Company's deposit products and loan demand; (ii) the possibility that certain transactions, such as the identification, development and successful transition to a suitable new headquarters/operations center, the opening of new branches, the introduction of new banking products or other planned or contemplated events, may not occur; (iii) the possibility that operating expenses may be higher than anticipated; (iv) the effect of changes in the general economic and competitive conditions in markets in which the Company operates; (v) the Company's ability to continue to control its provision for loan losses, noninterest expense, and to maintain its margin; and (vi) the level of demand for new and existing products. Should one or more of these risks or other uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in the forward-looking statements. The Company does not intend to update forward-looking statements. Investors are also directed to other information related to the Company in documents filed by the Company with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

Overview

The Company reported net income of $1.1 million and $1.5 million for the three and six months ended June 30, 1999, compared to net income of $292,000 and $577,000 for the same periods in 1998. The increase in net income for the three months ended June 30, 1999 as compared to the same period in 1998 is primarily attributable to an after tax gain of $733,000 received on the sale of the Bank's branch located in Kennebunk, Maine. The increase in net income for the six months ended June 30, 1999 as compared to the same period in 1998 is attributable to the branch sale and the after tax gain of $300,000 on the sale of the Bank's mortgage servicing asset in the first quarter of 1999.

Net Interest Income

Net interest income increased by $209,000 and $163,000 for the three and six months ended June 30, 1999 as compared to the same periods in 1998. Increases in net interest income for the three and six months ended June 30, 1999 are primarily attributable to increased securities and cash balances and higher yields received on the Bank's portfolio of Treasury Inflationary Indexed securities ("TIPs"). These increases were offset in part by declines in loan interest income as a result of lower loan yields, and increases in borrowing and deposit expenses resulting from higher balances, primarily as a result of the Bank's High Rise Savings program implemented in late March 1998. For more information see below under the caption "Interest Income" and "Interest Expense."

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

                                                                  For the Six Months Ended June 30,
                                              -----------------------------------------------------------------------------------
                                                                1999                                             1998
                                              ---------------------------------------   -----------------------------------------
                                                   Average                                 Average
                                                   Balance    Interest     Yield /(1)/     Balance     Interest        Yield /(1)/
----------------------------------------------------------------------------------------------------------------------------------
Assets:
Cash                                              $ 15,731      $  381      4.81%         $ 11,891       $  328         5.48%
Investments                                         53,100       1,664      6.32%           24,933          808         6.54
Loans /(2)/ /(3)/
     Residential real estate mortgages              32,830       1,309      7.98            36,685        1,579         8.61
     Commercial real estate mortgages               57,258       2,589      9.12            50,214        2,440         9.80
     Commercial and industrial loans                 6,531         293      9.04             5,605          273         9.82
     Consumer loans                                 13,330         604      9.14            14,726          699         9.58
                                              -------------   ---------                  ----------    ---------
            Total loans                            109,949       4,795      8.80           107,230        4,991         9.39
Total interest earnings assets                     178,780       6,840      7.72           144,054        6,127         8.58
Noninterest earning assets                           9,509                                  10,297
                                              -------------                              ----------
     Total assets                                 $188,289                                $154,351
Liabilities:                                  =============                              ==========
Deposits
     Savings                                      $ 64,513      $1,193      3.73%         $ 41,750       $  674         3.25%
     NOW and money market accounts                  19,251         221      2.31            17,626          201         2.30
     Certificates of deposit                        50,991       1,287      5.09            54,875        1,464         5.38
                                              -------------    --------                  ----------    ---------
            Total interest bearing deposits        134,755       2,701      4.04           114,215        2,339         4.13
Borrowings                                          25,733         771      6.08            17,273          583         6.81
                                              -------------    --------                  ----------    ---------
     Total interest bearing liabilities            160,488       3,472      4.36%          131,524        2,922         4.48%
Noninterest bearing deposits                         9,311                                   7,154
Noninterest bearing liabilities                        381                                     110
Stockholders' equity                                18,109                                  15,563
                                              -------------                             -----------
     Total liabilities and stockholders'
       equity                                     $188,289                                $154,351
                                              =============                             ===========
Net interest income                                            $ 3,368                                   $3,205
Net interest rate spread /(4)/                                 ========     3.36%                      =========        4.10%
Net interest rate margin /(5)/                                              3.80%                                       4.49%

/(1)/ Annualized.
/(2)/ For purposes of these computations, loans held for sale and nonaccrual loans are included in the average loan amounts outstanding.
/(3)/ Fees from loans are included in interest income from loans.
/(4)/ Return on interest earning assets less cost of interest bearing liabilities.
/(5)/ Net interest income divided by average interest earning assets.

The Company's net interest rate spread for the six months ended June 30, 1999 decreased to 3.35% as compared to 4.10% for the same period in 1998, and the net interest rate margin for the six months ended June 30, 1999 decreased to 3.80% as compared to 4.49% for the same period in 1998. However, for the three months ended June 30, 1999, the Company's net interest rate spread and net interest rate margin increased to 3.67% and 4.11%, as compared to 3.06% and 3.50% for the three months ended March 31, 1999.

The following table sets forth, for the periods indicated, information regarding the Company's ratios of net interest rate spread and net interest rate margin:

                                     For the Three Months Ended
                   -------------------------------------------------------------
                    6/30/99   3/31/99   12/31/98   9/30/98   6/30/98   3/31/98
                   --------- --------- ---------- --------- --------- ----------
Net Interest Rate
  Spread               3.67%     3.06%      3.40%     3.48%     3.91%     4.29%
Net Interest Rate
  Margin               4.11%     3.50%      3.86%     3.89%     4.29%     4.70%

Interest income increased $353,000 and $713,000 for the three and six months ended June 30, 1999 as compared to the same periods in 1998. The increase for the six months ended June 30, 1999 is primarily attributable to an increase in average earning assets of $34.7 million, including increases in the average balance on investment securities ($28.2 million), interest earning deposits ($3.8 million) and loan balances ($2.7 million). The increase in interest earning assets was primarily the result of an increase in total deposit balances, largely attributable to the introduction of the Bank's High Rise Savings product in March 1998 and increases in Federal Home Loan Bank ("FHLB") borrowings. Savings deposit average balances increased $22.8 million for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. This deposit growth was primarily invested in interest bearing deposits and investment securities, increasing the Bank's concentration of these lower yielding assets (as compared to loans), thereby lowering the overall yield on earning assets. In addition, the average yield on total loans declined from 9.39% for the six months ended June 30, 1998 to 8.80% for the six months ended June 30, 1999. Entering 1999 it was management's intent to reduce the percentage of interest earning deposits comprising earning assets and to increase loans as a percentage of earning assets. Some progress was made in this regard during the six months ended June 30, 1999. Although average loan balances equaled $109.9 million for the six months ended June 30, 1999, ending loan balances equaled $113.5 million at June 30, 1999, an increase of $7.6 million (7.2%) over ending loan balances at December 31, 1998. The progress in increasing loan balances is primarily attributable to approximately $17 million in new commercial loan volume generated in the first half of 1999, primarily consisting of commercial real estate loans.

Additionally, the Bank's yield on TIPs securities increased from 4.70% for the three months ended March 31, 1999 to 8.45% for the three months ended June 30, 1999. This increase in yield is the result of increases in the consumer price index ("CPI"), the inflation index used in calculating the actual yield over the real rate of interest. The monthly yield on TIPs will vary with the monthly CPI report published by the Department of Labor. TIPs balances were approximately $15.9 million and $18 million at March 31, 1999 and June 30, 1999, respectively.

Competition for loan originations has been strong. As a result, the yield on new loan originations has declined during the six months ended June 30, 1999 as compared to the same period ended June 30, 1998. Competition or other factors may cause this trend to continue.

Interest expense increased $144,000 and $550,000 for the three and six months ended June 30, 1999 as compared to the same periods in 1998. The increase for the six months ended June 30, 1999 is primarily the result of increased interest expense on savings deposits of $519,000 (attributable to a $22.8 million increase in average balances and a 0.48% increase in yield). This increase was partially offset by a $177,000 decline in interest expense paid on certificates of deposit (attributable to a $3.9 million decline in average balances and a 0.29% decline in yield). Borrowing expense increased $188,000, primarily the result of an increase in average balances of $8.5 million, offset by a 0.73% reduction in yield. The Company's cost of funds for the six months ended June 30, 1999 was 4.36% as compared to 4.48% for the same period in 1998. The Company's cost of funds is expected to be positively impacted as a result of the First Amendment to Loan Agreement which, among other things, reduced the interest rate under the Loan Agreement from 10.85% to 8.00%, fixed for three years (then variable for the next two years). For further information, see above, under the caption "Certain Events."

On March 23, 1998, the Company introduced a new savings deposit product called High Rise Savings. The introductory interest rate paid on this product was tiered and offered a promotional rate guaranteed through December 31, 1998 for accounts opened during the initial introductory period, which ended July 3, 1998 (following the initial introductory period, the product's interest rates were reduced). The Company generated significant new deposit balances as a result of this promotion. In addition, a portion of the Bank's existing deposit customers converted their pre-existing accounts to High Rise Savings accounts, generally at higher rates. High Rise balances at June 30, 1999 equaled $38.1 million. Largely as a result of the introduction of the High Rise program, average savings deposit balances increased from $34.9 million at March 31, 1998 to $62.5 million at June 30, 1999, and the average interest rate paid on savings deposits increased from 2.73% to 3.73%. The interest rate paid on the introductory High Rise Savings accounts was reduced in January, March and May of 1999, by 0.50%, 0.25% and 0.25%, respectively.

As competitive pressures continue, the cost of funds to financial institutions may rise relative to market interest rates, thereby narrowing the spread on interest earning assets as compared to interest bearing liabilities.

Provision for Loan Losses

There was no provision for loan losses expense for the six months ended June 30, 1999 and 1998. The absence of a provision for loan losses in 1999 and 1998 is primarily attributable to the continuing reduction of nonperforming loans and potential problem loans (as compared to historical levels), and from the results of management's review of the portfolio and determination of the adequacy of the allowance for loan losses (the "Allowance") at June 30, 1999. Despite the absence of provision expense, the level of the Allowance modestly increased, as charged-off loans of $6,000 and $31,000 for the six months ended June 30, 1999 and 1998, respectively, were offset by recoveries totaling $82,000 and $92,000, for the same periods.

Noninterest Income

Noninterest income increased $1.1 and $1.6 million for the three and six months ended June 30, 1999 as compared to the same periods in 1998. This increase is attributable to a $1.1 million pre-tax gain on the sale of the Bank's branch located in Kennebunk, Maine in the second quarter of 1999 and a $460,000 pre-tax gain received on the sale of the Bank's residential mortgage servicing portfolio in the first quarter of 1999. In conjunction with the sale of the Bank's mortgage servicing portfolio, the Bank intends to sell saleable residential mortgage loans on a servicing released basis and recognize the potential servicing fee income at the time of sale rather than retain servicing and record the income on servicing fees over the life of the loan.

Operating Expenses

Operating expense increased $140,000 and $290,000 for the three and six months ended June 30, 1999 as compared to the same periods in 1998. The increase in operating expenses was primarily the result of additional costs associated with several business initiatives implemented by the Bank during the first and second quarters of 1998. These initiatives include the opening of the Portland branch, the development and implementation of an Internet banking program for businesses, the development and introduction of a new line of cash management services for businesses, and additional staffing resulting from increased commercial lending activity. The increase in salaries and benefits was primarily attributable to changes in staffing levels (including additional staff at the new Portland office) and annual salary increases. Management anticipates operating expenses for 1999 and 2000 to further increase as a result of several additional business initiatives that are currently either underway or contemplated, including (i) the Bank's lease or purchase of a new headquarters branch/operations center, and related furniture, fixtures, equipment and relocation expenses, (ii) the opening of additional branches over the next several years in the Greater Portland market,
(iii) the introduction of a number of new retail banking products to expand the Bank's retail product array, and (iv) the Bank's continued expansion of its commercial lending activities.

FINANCIAL CONDITION
-------------------

Total Assets

At June 30, 1999, total assets equaled $181.3 million, representing a decrease of $10.1 million (or 5.3%) from total assets of $191.4 million at December 31, 1998. This decline was the results of a $24.4 million decline in cash and cash equivalents, partially offset by increases in loan balances ($7.6 million) and investment securities ($7.0 million). Deposits declined ($10.5) million, largely as a result of the sale of the Bank's Kennebunk, Maine branch, which consisted of $12.5 million in deposits at the time of the sale on May 14, 1999.

Investments

The Company's investment portfolio is comprised primarily of U.S. government and agency obligations and also contains miscellaneous equity securities. Total investment securities at June 30, 1999 were $54.1 million compared to $47.0 million at December 31, 1998. This increase is attributable to the purchase of $8.1 million in U.S. government obligations (of which $4.0 million are TIPs), $2.0 million in U.S. government agency notes, $6.1 million in mortgage-backed securities and $1.9 million in commercial notes, partially offset by the sale of $3.9 million in U.S. government obligations, $1.0 million in government agency notes, $2.0 million in commercial notes and $4.1 million in prepayments and amortization on mortgage-backed securities and amortization of premiums or discounts on investment securities. Investment securities classified as available for sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders' equity.

The following table sets forth the amortized cost and fair value of investment securities for each major security type at June 30, 1999.

                                                  June 30, 1999
                               -----------------------------------------------
                                                   Gross      Gross      Fair
                                 Amortized    Unrealized Unrealized    Market
        (in thousands)                Cost          Gain       Loss     Value
------------------------------------------------------------------------------
Available for sale:
   U.S. government obligations     $19,726             -       $354   $19,372
   U.S. government agency            1,000             -         42       958
   Mortgage backed securities       33,692            27        461    33,258
   Equity securities                   472             -          -       472
                               ------------   -----------   -------- ---------
                                   $54,890           $27       $857   $54,060
                               ============   ===========   ======== =========

The tax effected net unrealized gain (loss) on investment securities classified as available for sale was $(548,000) and $7,000, at June 30, 1999 and December 31, 1998, respectively.

The following table represents the contractual maturities for investments in debt securities for each major security type at June 30, 1999.

                                               June 30, 1999
                               -----------------------------------------------
                                                 Maturing
                               -----------------------------------------------
                                             After One
                                   Within   But within       After
        (in thousands)           One Year         Five  Five Years     Total
------------------------------------------------------------------------------
Available for sale:
  U.S. government obligations        $474      $2,053      $16,845   $19,372
  U.S. government agency                -           -          958       958
  Mortgage backed securities            -           -       33,258    33,258
                               -----------   ---------  ----------- ---------
                                     $474      $2,053      $51,061   $53,588
                               ===========   =========  =========== =========

Loans Held for Sale

Loans held for sale equaled $364,000 at June 30, 1999 as compared to $83,000 at December 31, 1998, an increase of $281,000. The outstanding dollar amount of loans held for sale can vary greatly from period to period, affected by such factors as mortgage origination levels, the timing and delivery of loan sales, changes in market interest rates and asset/liability management strategies.

Loans

Loans consisted of the following:

                                                     June 30,  December 31,
                                                   -------------------------
(in thousands)                                           1999          1998
----------------------------------------------------------------------------
Real estate mortgage loans:
  Residential                                        $ 30,534      $ 32,555
  Commercial                                           61,621        52,747
  Real estate construction                                942         1,384
Commercial and industrial                               7,406         5,872
Consumer and other                                     12,997        13,315
                                                   -----------   -----------
  Total                                              $113,500      $105,873
                                                   ===========   ===========

Loans increased $7.6 million (or 7.2%) at June 30, 1999 as compared to December 31, 1998. The increase is attributable to a $8.9 million increase in commercial real estate loans and $1.5 million in commercial and industrial loans, partially offset by decreases in residential and consumer loans. The increase in commercial loans is the result of the Company's strategic focus on developing a strong commercial banking team and growth in commercial loan volume and loan balances.

Allowance for Loan Losses ("Allowance")

The Company's Allowance was $2.8 million at June 30, 1999 and $2.7 million at December 31, 1998. The Allowance represented 2.5% and 2.6% of total loans at June 30, 1999 and December 31, 1998, respectively. Management believes that in accordance with the Bank's Allowance for Loan Loss Policy, the Allowance is adequate at June 30, 1999. However, future additions to the Allowance may be necessary based on changes in the financial condition of various borrowers, new information that becomes available relative to various borrowers and loan collateral, growth in the size or changes in the mix or concentration risk of the loan portfolio, problems that borrowers may experience with regard to Year 2000 computer related issues, as well as changes in local, regional or national economic conditions. In addition, various regulatory authorities, as an integral part of their examination process, periodically review the Bank's Allowance. Such authorities may require the Bank to recognize additional provision for loan losses based upon information available to them and their judgments at the time of their examination.

Nonperforming Assets

Information with respect to nonperforming assets is set forth below:

                                           June 30,  December 31,
                                         ------------------------
(in thousands)                               1999        1998
-----------------------------------------------------------------
Nonaccrual loans                         $      135     $     430
Accruing loans past due 90 days or more          56           121
Restructured loans                                -             -
Real estate owned and repossessions              10            15
                                         ------------------------
     Total                               $      201     $     566
                                         ========================

Nonperforming assets declined $365,000 at June 30, 1999 as compared to December 31, 1998. While the current level of nonperforming assets is low compared to historical levels, the Bank continues to hold a large concentration of commercial real estate loans. The collateral coverage for these loans, should they become nonperforming, may not be adequate to protect the Bank from potential losses. Deterioration in the local economy or real estate market, or upward movements in interest rates could adversely impact the performance and/or value of the underlying collateral for these loans and could have an adverse impact on the Bank's loan portfolio, and in particular, currently performing commercial real estate loans. In addition, deterioration in the local economy or adverse changes in the financial condition of various borrowers could have an impact on the Bank's entire loan portfolio (including commercial real estate). These factors could result in an increased incidence of loan defaults and, as a result, an increased level of nonperforming loans and assets. In addition, while the downward trend in nonperforming assets is encouraging, the current level of nonperforming assets is considered by management to be at such a low level that it is not likely to be sustained.

Impaired Loans

Management identifies impaired loans on a loan by loan basis. Though the measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, all of the Company's impaired loans are collateral-dependent, which are measured for impairment based on the fair value of the collateral. At June 30, 1999 and December 31, 1998, the recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114 totaled $135,000 and $439,000, respectively. The corresponding portion of the Allowance allocated against the total recorded investment in loans was $24,000 and $55,000 as of June 30, 1999 and December 31, 1998, respectively. All of the impaired loans were classified as nonaccrual at June 30, 1999. At December 31, 1998, an amount equal to $430,000 of the $439,000 total impaired loans was classified as nonaccrual or troubled debt restructures and the remaining $9,000 was classified as potential problem loans. The income recorded on a cash basis relating to impaired loans equaled $3,000 and $22,000 at June 30, 1999 and December 31, 1998, respectively. The average balance of outstanding impaired loans was $286,000 and $414,000 at June 30, 1999 and December 31, 1998, respectively.

Real Estate Owned ("REO")

REO consists of properties acquired through mortgage loan foreclosure proceedings, repossessions or in full or partial satisfaction of outstanding loan obligations. At June 30, 1999, REO totaled $10,000, consisting of a single mobile home.

Liquidity - Bank

Deposits totaled $138.0 million at June 30, 1999, a decrease of $10.5 million (or 7.1%) from the level of $148.6 million at December 31, 1998.

Deposit balances were as follows:

                                       June 30,  December 31,
                                     ------------------------
(in thousands)                           1999        1998
-------------------------------------------------------------
Noninterest bearing demand deposits    $ 10,166      $ 10,447
Interest bearing demand deposits         18,303        21,680
Savings and escrow deposits              62,458        63,393
Time deposits                            47,144        53,025
                                     ------------------------
     Total                             $138,071      $148,545
                                     ========================

The decline in deposit levels is attributable to the sale of the Bank's branch located in Kennebunk Maine, with deposits totaling $12.5 million at the time of the sale on May 14, 1999. This decrease was offset by an increase in savings deposit balances.

Liquidity - Company

On a parent company only basis ("parent"), the Company conducts no separate operations. Its business consists of the operations of its banking subsidiary. In addition to debt service relating to the Amended Savings Bank Notes in the aggregate principal amount of $2.4 million, the Company's expenses consist primarily of Delaware franchise taxes associated with the Company's authorized capital stock, and various other expenses. Expenses, including legal, certain audit and other professional fees, insurance and other expenses, are allocated between the Bank and the Company based upon the relative benefits derived.

On May 18, 1999, the Company's Board of Directors authorized a stock repurchase program whereby the Company intends to repurchase up to 68,026 shares of its common stock, representing approximately 5% of the 1,360,527 shares then outstanding. The stock repurchase program will be in effect for a total of approximately twelve months or until June 2000.

Payment of dividends by the Company on its stock is subject to various restrictions. Among these restrictions is a requirement under Delaware corporate law that dividends may be paid by the Company only out of its surplus or, in the event there is no surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

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

The Loan Agreement, as amended pursuant to the First Amendment to Loan Agreement, contains certain terms, restrictions and covenants, such as restrictions regarding the conditions under which cash dividends may be paid by the Company (including a prohibition on the payment of cash dividends to its stockholders as long as the Company's debt-to-equity ratio on a parent-only basis exceeds 50%), and a requirement that the Company and the Bank maintain certain minimum capital ratios. At June 30, 1999, the Company's debt-to-equity ratio and regulatory capital requirements would not have prohibited payment of a dividend.

On December 22, 1998, September 23, 1998 and March 25, 1998, the Bank paid the Company cash dividends of $680,000, $500,000 and $500,000, respectively. At June 30, 1999, the parent's cash and cash equivalents totaled $625,000.

The Company suspended the payment of cash dividends to its stockholders in the fourth quarter of 1989 and has not paid any cash dividends to its stockholders since that time.

Capital - Bank

The table below sets forth the regulatory capital requirements and capital ratios for the Bank at June 30, 1999 and December 31, 1998:

(dollars in thousands)                                        June 30, 1999   December 31, 1998
-------------------------------------------------------------------------------------------------
Tier 1 capital (Leverage) to total assets /(1)/ ratio
  Qualifying capital                                              $ 16,393          $   14,709
  Actual %                                                            8.95%               7.90%
  Minimum requirements for capital adequacy %                         4.00%               4.00%
  Average quarterly assets                                        $183,137          $  186,077
Tier 1 capital to risk-weighted assets
  Qualifying capital                                              $ 16,393          $   14,709
  Actual %                                                           16.67%              14.33%
  Minimum requirements for capital adequacy %                         4.00%               4.00%
Total capital to risk-weighted assets (Tier 1 and Tier 2)
  Qualifying capital                                              $ 17,642          $   16,010
  Actual %                                                           17.94%              15.60%
  Minimum requirement for capital adequacy %                          8.00%               8.00%
  Risk-weighted assets                                            $ 98,331          $  102,612

/(1)/ Calculated on an average quarterly basis

Capital - Company

The table below sets forth the regulatory capital requirements and capital ratios for the Company at June 30, 1999 and December 31, 1998:

(dollars in thousands)                                            June 30, 1999      December 31, 1998
------------------------------------------------------------------------------------------------------
Tier 1 capital (Leverage) to total assets /(1)/ ratio
  Qualifying capital                                                $   15,598          $     13,453
  Actual %                                                                8.49%                 7.20%
  Minimum requirements for capital adequac  %                        4.00-5.00%            4.00-5.00%
  Average quarterly assets                                          $  183,721          $    186,757
Tier 1 capital to risk-weighted assets
  Qualifying capital                                                $   15,598          $     13,453
  Actual %                                                               15.83%                13.05%
  Minimum requirements for capital adequacy %                             4.00%                 4.00%
Total capital to risk-weighted assets (Tier 1 and Tier 2)
  Qualifying capital                                                $   16,849          $     14,759
  Actual %                                                               17.10%                14.32%
  Minimum requirement for capital adequacy %                              8.00%                 8.00%
  Risk-weighted assets                                              $   98,539          $    103,071

/(1)/ Calculated on an average quarterly basis less disallowed portion of the deferred tax asset.


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

The Company's State of Readiness. The Federal Financial Institutions Examination Council (FFIEC) has issued several statements providing guidance on the Year 2000 issue. The statements address key phases of the Year 2000 project management process, outline specific responsibilities of senior management and the Board of Directors to address these risks, assist financial institutions in developing prudent risk controls to manage risks related to the Year 2000 and outline the due diligence process that financial institutions should adopt to manage these risks. In response, the Company formed a Year 2000 Action Committee which is comprised of various members of the Bank's senior and middle management. The Committee has developed a detailed plan for mitigating Year 2000 risk as it relates to the Bank's Information Technology systems and Non-Information Technology systems. In accordance with FFIEC guidelines, the Year 2000 project management process has five phases, which include Awareness, Assessment, Renovation, Validation and Implementation of all systems.

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

The Company has completed all activities related to the renovation phase of mission critical applications. All non-mission critical applications are anticipated to be completed by September 1999. A majority of the Company's systems are supplied by third-party vendors and are being renovated by the vendors. The Company has been provided with a Year 2000 ready release by its primary data processing vendor. This release has already been installed and has been validated by the Year 2000 Action Committee for future date processing accuracy.

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

The Company's Year 2000 Action Committee is responsible for testing the primary data processing systems and all mission critical server-based applications for Year 2000 readiness. Validation and testing of updates supplied by the Company's third-party vendors is almost complete. Primary functional transaction types such as deposits, withdrawals, payments, maturities, interest postings, inquiries on deposit and loan accounts, and other typical business processes, continue to be tested for key date validity and accuracy. Key dates include dates before, during and after the century change and the century leap year. The Company has completed validation testing on all mission critical applications and anticipates that all non-mission critical applications will be completed by September 1999.

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

A significant number of the Company's mission critical applications are supplied by third party vendors. Each vendor is responsible for making revisions to its software, performing testing and providing the updates to the Company. Software updates have been provided and installed by a majority of the Company's third-party vendors and the Company is currently in the process of validating the software for Year 2000 readiness on its systems. The implementation phase is 100% complete for all mission-critical applications and the Company expects to have completed the implementation phase for all non-mission critical applications by September of 1999.

Costs Related to the Year 2000 Issue

Management does not expect the costs associated with the Year 2000 issues to have a material effect on the Company's financial statements. To date, the Company has incurred approximately $21,000 in external costs for its Year 2000 program. The Company currently estimates that it will incur additional expenses between now and December 31, 1999 to complete its Year 2000 compliance work, however, these costs are not anticipated to exceed $20,000 for both mission critical and non-mission critical systems. These costs, which may vary from the estimates, have been, and will continue to be, expensed as incurred.

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

Contingency Plan

A Year 2000 contingency plan has been completed and incorporated into the Company's overall contingency plan to address potential worst case scenarios relating to the Year 2000 issue. The Company is developing alternative solutions for business resumption and approaches to minimize the impact of different scenarios. Possible alternatives to address these scenarios include increasing cash reserves, designating existing branch locations as emergency regional offices (with alternative power sources and alternative communication methods), increasing customer and community awareness, and having staff available on site during the turn of the millennium.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

   There were no material changes to the Company's market risk analysis during the current quarter.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------

    As of June 30, 1999, there were various claims and lawsuits pending against the Company incidental to the ordinary course of business. In the opinion of management, after consultation with legal counsel, resolution of these matters is not expected to have a material effect on the Company's consolidated financial position or results of operations.

Item 2.  Changes in Securities and Use of Proceeds
--------------------------------------------------

    Not applicable.

Item 3. Defaults Upon Senior Securities
---------------------------------------

    Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

(a) The 1999 Annual Meeting of Stockholders of the Company was held on May 18, 1999.

(b) Nominees Dennis D. Byrd and Roger E. Klein were elected for three-year terms to expire in 2002. The continuing directors are Gregory T. Caswell, MaryEllen FitzGerald, David B. Hawkes, Sr., Normand E. Simard, Edward K. Simensky and Charles A. Stewart III.

(c) The results of the voting at the 1999 Annual Meeting of Stockholders (pursuant to a record date of April 15, 1999) were as follows:

    (i) Election of Directors: 1,059,509 shares were voted to elect nominees Dennis D. Byrd and Roger E. Klein as directors of the Company for three year terms and 162,144 shares were voted to withhold authority.

    (ii) Amendment No. 1 to First Coastal Corporation 1996 Stock Option and Equity Incentive Plan. For: 460,375; Against: 243,541; Abstain: 8,886.

    (iii) Ratification of PricewaterhouseCoopers LLP as Independent Public Accountants for the year ending December 31, 1999. For: 1,210,825;
          Against: 6,552; Abstain: 4,275.

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

          3.1(ii)   Amended and Restated Bylaws (filed as Exhibit 3.1(ii) to
1997 Form 10-K, and incorporated herein by reference).

          10.1 First Amendment to Loan Agreement, dated as of August 4, 1999, among First Coastal Corporation and Androscoggin Savings Bank, Machias Savings Bank and Norway Savings Bank (collectively, the "Lenders") and Machias Savings Bank, as agent (filed herewith).

          10.2 Acknowledgment and Agreement, dated as of August 4, 1999, among First Coastal Corporation and the Lenders (filed herewith).

          10.3 Note Modification Agreement (Machias Note #1), dated as of August 4, 1999 for the benefit of Machias Savings Bank (filed herewith).

          10.4 Note Modification Agreement (Machias Note #2), dated as of August 4, 1999 for the benefit of Machias Savings Bank (filed herewith).

          10.5 Note Modification Agreement (Androscoggin Note), dated as of August 4, 1999 for the benefit of Androscoggin Savings Bank (filed herewith).

          10.6 Note Modification Agreement (Norway Note), dated as of August 4, 1999 for the benefit of Norway Savings Bank (filed herewith).

          27        Financial Data Schedule (filed herewith).

(b) The Company filed a Current Report on Form 8-K on June 1, 1999 announcing that its Board of Directors authorized a stock repurchase program.

                           FIRST COASTAL CORPORATION


                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              FIRST COASTAL CORPORATION


Date: August 13, 1999               By:  /s/ Gregory T. Caswell
                                         -------------------------------------
                                         Gregory T. Caswell
                                         President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: August 13, 1999               By:  /s/ Gregory T. Caswell
                                         -------------------------------------
                                         Gregory T. Caswell
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)


Date: August 13, 1999               By:  /s/ Dennis D. Byrd
                                         -------------------------------------
                                         Dennis D. Byrd
                                         Vice President and Treasurer
                                         (Principal Financial and Accounting
                                         Officer)

                                 EXHIBIT INDEX

Exhibit No.  Description of Exhibit
-----------  ----------------------

10.1 First Amendment to Loan Agreement, dated as of August 4, 1999, among First Coastal Corporation and Androscoggin Savings Bank, Machias Savings Bank and Norway Savings Bank (collectively, the "Lenders") and Machias Savings Bank, as agent (filed herewith).

10.2 Acknowledgment and Agreement, dated as of August 4, 1999, among First Coastal Corporation and the Lenders (filed herewith).

10.3 Note Modification Agreement (Machias Note #1), dated as of August 4, 1999 for the benefit of Machias Savings Bank (filed herewith).

10.4 Note Modification Agreement (Machias Note #2), dated as of August 4, 1999 for the benefit of Machias Savings Bank (filed herewith).

10.5 Note Modification Agreement (Androscoggin Note), dated as of August 4, 1999 for the benefit of Androscoggin Savings Bank (filed herewith).

10.6 Note Modification Agreement (Norway Note), dated as of August 4, 1999 for the benefit of Norway Savings Bank (filed herewith).

27           Financial Data Schedule (filed herewith).