Form 10-Q
period 1999-09-30
FIRST COASTAL CORP
filed 1999-11-12
CIK 802763

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q


(Mark one): [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 1999

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

                                (207) 774-5000
             (Registrant's telephone number, including area code)

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

          Outstanding at November 10, 1999: 1,343,593 shares

                                     INDEX

                   FIRST COASTAL CORPORATION AND SUBSIDIARY

PART I -  FINANCIAL INFORMATION
          ---------------------

                                                                                               Page
                                                                                               ----
     Item 1.   Financial Statements

               Condensed Consolidated Balance Sheets (Unaudited) as of September 30,
               1999 and December 31, 1998                                                        3

               Condensed Consolidated Statements of Operations (Unaudited) for the
               three and nine months ended September 30, 1999 and 1998                           4

               Condensed Consolidated Statements of Cash Flows (Unaudited) for the
               nine months ended September 30, 1999 and 1998                                     6

               Condensed Consolidated Statements of Comprehensive Income (Unaudited)
               for the three and nine months ended September 30, 1999 and 1998                   7

               Notes to Condensed Consolidated Financial Statements (Unaudited),
               September 30, 1999                                                                8

     Item 2.   Management's Discussion and Analysis of Financial Condition and Results
               of Operations                                                                    10

     Item 3.   Quantitative and Qualitative Disclosures About Market Risk                       22

PART II - OTHER INFORMATION
          -----------------

     Item 1.   Legal Proceedings                                                                23

     Item 2.   Changes in Securities and Use of Proceeds                                        23

     Item 3.   Defaults Upon Senior Securities                                                  23

     Item 4.   Submission of Matters to a Vote of Security Holders                              23

     Item 5.   Other Information                                                                23

     Item 6.   Exhibits and Reports on Form 8-K                                                 23

SIGNATURES                                                                                      24

PART I - FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS
-----------------------------

CONDENSED CONSOLIDATED BALANCE SHEETS                                                  (Unaudited)
First Coastal Corporation and Subsidiary                                              September 30,   December 31,
                                                                                      -------------   ------------
(in thousands)                                                                                 1999           1998
------------------------------------------------------------------------------------------------------------------
ASSETS
Noninterest earning deposits and cash                                                      $  6,820       $  4,509
Interest earning deposits                                                                     4,616         28,118
                                                                                    ---------------   ------------
  Cash and cash equivalents                                                                  11,436         32,627
Investment securities:
Available for sale (at market value; amortized cost: 1999 $55,244; 1998 $47,037)             54,092         47,048
Federal Home Loan Bank stock (at cost)                                                        1,315          1,315
Loans held for sale                                                                             233             83
Loans                                                                                       118,842        105,873
Less:  Deferred loan fees, net                                                                  (52)           (97)
       Allowance for loan losses                                                             (2,832)        (2,735)
                                                                                    ---------------   ------------
                                                                                            115,958        103,041
Premises and equipment                                                                        2,518          2,554
Accrued interest receivable                                                                   1,074          1,132
Real estate owned and repossessions                                                               -             15
Deferred tax asset                                                                            2,832          3,354
Other assets                                                                                    311            244
                                                                                    ---------------   ------------
  TOTAL ASSETS                                                                             $189,769       $191,413
                                                                                    ===============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits                                                                                   $139,665       $148,545
Federal Home Loan Bank borrowings                                                            23,952         22,545
Savings Bank Notes                                                                            2,367          2,600
Secured borrowings                                                                            6,149            967
Accrued expenses and other liabilities                                                          268            442
                                                                                    ---------------   ------------
     TOTAL LIABILITIES                                                                      172,401        175,099
STOCKHOLDERS' EQUITY
Preferred Stock, $1.00 par value; Authorized 1,000,000 shares, none outstanding                   -              -
Common Stock, $1.00 par value; Authorized 6,700,000 shares, issued as of September
 30, 1999 and December 31, 1998 - 1,360,527 shares                                            1,361          1,361
Paid-in-capital                                                                              31,751         31,751

Retained earnings (deficit)                                                                 (14,939)       (16,805)
Accumulated other comprehensive income (loss)                                                  (749)             7
Treasury stock (At September 30, 1999 - 5,800 shares)                                           (56)             -
                                                                                    ---------------   ------------
  TOTAL STOCKHOLDERS' EQUITY                                                                 17,368         16,314
                                                                                    ---------------   ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $189,769       $191,413
                                                                                    ===============   ============

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
First Coastal Corporation and Subsidiary                       Three Months Ended September 30,
                                                               --------------------------------
(in thousands, except share and per share amounts)                      1999               1998
-----------------------------------------------------------------------------------------------
Interest and Dividend Income
 Interest and fees on loans                                       $    2,562         $    2,450
 Interest and dividends on investment securities                         830                595
 Other interest income                                                    69                328
                                                               -------------      -------------
 Total Interest and Dividend Income                                    3,461              3,373
Interest Expense
 Deposits                                                              1,263              1,478
Borrowings:
   Federal Home Loan Bank                                                308                190
   Savings Bank Notes                                                     59                 81
   Secured borrowings                                                     27                  2
                                                               -------------      -------------
 Total Interest Expense                                                1,657              1,751
                                                               -------------      -------------
Net Interest Income Before Provision for Loan Losses                   1,804              1,622
Provision for loan losses                                                  -                  -
                                                               -------------      -------------
Net Interest Income After Provision for Loan Losses                    1,804              1,622
Noninterest Income
  Services charges on deposit accounts                                   129                139
  Gain on investment securities transactions                               -                 68
  Gain on sales of mortgage loans                                         32                 51
  Gain on sale of assets                                                   -                539
  Other                                                                   50                 33
                                                               -------------      -------------
                                                                         211                830
                                                               -------------      -------------
Operating Expenses
  Salaries and employee benefits                                         724                797
  Occupancy                                                              139                 95
  Net cost of operations of real estate owned and repossessions            1                  7
  Other                                                                  626                594
                                                               -------------      -------------
                                                                       1,490              1,493
                                                               -------------      -------------
INCOME BEFORE INCOME TAXES                                               525                959
Income Taxes                                                             185                338
                                                               -------------      -------------
NET INCOME                                                        $      340         $      621
                                                               =============      =============
PER SHARE AMOUNTS
Basic earnings per share:
  Weighted average shares outstanding                              1,359,159          1,360,527
  Net income per share                                            $     0.25         $     0.46
                                                               =============      =============
Diluted earnings per share:
  Weighted average shares outstanding                              1,373,093          1,378,264
  Net income per share                                            $     0.25         $     0.45
                                                               =============      =============

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
First Coastal Corporation and Subsidiary                                                Nine Months Ended September 30,
                                                                                  -------------------------------------------
(in thousands, except share and per share amounts)                                          1999                         1998
-----------------------------------------------------------------------------------------------------------------------------
Interest and Dividend Income
 Interest and fees on loans                                                           $    7,357                   $    7,441
 Interest and dividends on investment securities                                           2,494                        1,403
 Other interest income                                                                       450                          656
                                                                                  --------------               --------------
 Total Interest and Dividend Income                                                       10,301                        9,500
Interest Expense
 Deposits                                                                                  3,964                        3,817
 Borrowings:
   Federal Home Loan Bank                                                                    898                          593
   Savings Bank Notes                                                                        208                          251
   Secured borrowings                                                                         59                           12
                                                                                  --------------               --------------
 Total Interest Expense                                                                    5,129                        4,673
                                                                                  --------------               --------------
Net Interest Income Before Provision for Loan Losses                                       5,172                        4,827
Provision for loan losses                                                                      -                            -
                                                                                  --------------               --------------
Net Interest Income After Provision for Loan Losses                                        5,172                        4,827
Noninterest Income
  Services charges on deposit accounts                                                       364                          379
  Gain on investment securities transactions                                                  22                          104
  Gain on sales of mortgage loans                                                            549                           67
  Gain on sale of assets                                                                   1,110                          539
  Other                                                                                       95                           93
                                                                                  --------------               --------------
                                                                                           2,140                        1,182
                                                                                  --------------               --------------
Operating Expenses
  Salaries and employee benefits                                                           2,107                        2,074
  Occupancy                                                                                  448                          354
  Net cost of operations of real estate owned and repossessions                                5                            9
  Other                                                                                    1,881                        1,717
                                                                                  --------------               --------------
                                                                                           4,441                        4,154
                                                                                  --------------               --------------
INCOME BEFORE INCOME TAXES                                                                 2,871                        1,855
Income Taxes                                                                               1,005                          657
                                                                                  --------------               --------------
NET INCOME                                                                            $    1,866                   $    1,198
                                                                                  ==============               ==============
PER SHARE AMOUNTS
Basic earnings per share:
  Weighted average shares outstanding                                                  1,360,066                    1,359,790
  Net income per share                                                                $     1.37                   $     0.88
                                                                                  ==============               ==============
Diluted earnings per share:
  Weighted average shares outstanding                                                  1,374,146                    1,380,013
  Net income per share                                                                $     1.36                   $     0.87
                                                                                  ==============               ==============

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
First Coastal Corporation and Subsidiary                                                  Nine Months Ended September 30,
                                                                                      --------------------------------------
(in thousands)                                                                              1999                        1998
----------------------------------------------------------------------------------------------------------------------------
Operating Activities
 Net Income                                                                           $    1,866                  $    1,198
Adjustments to reconcile net income to net cash provided by operating activities:
   Writedowns of REO                                                                           5                           -
   Gain on sales of REO                                                                        -                          (5)
   Depreciation and amortization                                                             331                         299
   Amortization of investment securities premiums                                            166                          83
   Realized investment securities gains                                                      (22)                       (104)
   Realized gains on assets held for sale                                                   (549)                        (67)
   Loans originated and acquired for sale                                                 (3,973)                     (9,599)
   Sales of loans originated and acquired for sale                                         4,372                      11,182
   Decrease in interest receivable                                                            58                          20
   Increase in interest payable                                                               33                           7
   Net change in other assets                                                                465                         918
   Net change in other liabilities                                                          (207)                        (90)
                                                                                      ----------                  ----------
Net cash provided by operating activities                                                  2,545                       3,842
                                                                                      ----------                  ----------
Investing Activities
   Sales and maturities of securities available for sale                                  11,310                       4,542
   Maturities of securities held to maturity                                                   -                      10,000
   Purchases of investment securities available for sale                                 (19,254)                    (30,630)
   Purchases of investment securities held to maturity                                         -                      (3,193)
   Net change in loans                                                                   (12,917)                         74
   Net sales (purchases) of premises and equipment                                          (295)                        665
                                                                                      ----------                  ----------
Net cash used by investing activities                                                    (21,156)                    (18,542)
                                                                                      ----------                  ----------
Financing Activities
   Net change in deposits                                                                 (8,880)                     30,469
   Proceeds from borrowings                                                                3,000                       4,000
   Payments on borrowings                                                                 (1,826)                     (4,758)
   Net change in secured borrowings                                                        5,182                         710
   Repurchase of common stock                                                                (56)                          -
   Proceeds from issuance of common stock options                                              -                           7
                                                                                      ----------                  ----------
Net cash (used) provided by financing activities                                          (2,580)                     30,428
                                                                                      ----------                  ----------

Increase (decrease) in cash and cash equivalents                                         (21,191)                     15,728
Cash and cash equivalents at beginning of period                                          32,627                       7,554
                                                                                      ----------                  ----------
Cash and cash equivalents (interest and noninterest bearing) at end of period         $   11,436                  $   23,282
                                                                                      ==========                  ==========
Noncash Investing Activities
   Change in unrealized holding gains (losses) on investment securities available
   for sale, net of income taxes                                                      $     (756)                 $      246
   Transfer of loans to real estate owned and repossessions                                    -                         121

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
First Coastal Corporation and Subsidiary                                            Three Months Ended September 30,
                                                                                   -----------------------------------
(dollars in thousands)                                                                      1999                  1998
----------------------------------------------------------------------------------------------------------------------
Net Income                                                                            $      340            $      621

Other comprehensive income:
 Unrealized holding gains (losses) arising during the period, net of income taxes
 (taxes equaled: 1999 - $(118); 1998 - $160)                                                (201)                  311

 Reclassification adjustment for realized gains included in net income, net of
 income taxes (taxes equaled: 1999 - $0; 1998 - $(23))                                         -                   (45)
                                                                                      ----------            ----------
                                                                                            (201)                  266
                                                                                      ----------            ----------
Comprehensive income                                                                  $      139            $      887
                                                                                      ==========            ==========

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
First Coastal Corporation and Subsidiary                                          Nine Months Ended September 30,
                                                                                  ------------------------------
(dollars in thousands)                                                                 1999             1998
----------------------------------------------------------------------------------------------------------------
Net Income                                                                                $1,866          $1,198

Other comprehensive income:
  Unrealized holding gains (losses) arising during the period, net of income
  taxes (taxes equaled: 1999 - $(396); 1998 - $162)                                         (741)            315

  Reclassification adjustment for realized gains included in net income, net of
  income taxes (taxes equaled: 1999 - $(7); 1998 - $(35) )                                   (15)            (69)

                                                                                  --------------   -------------
                                                                                            (756)            246
                                                                                  --------------   -------------
Comprehensive income                                                                      $1,110          $1,444
                                                                                  ==============   =============

See notes to condensed consolidated financial statements.

FIRST COASTAL CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 1999

NOTE A    BASIS OF PRESENTATION
          ---------------------

The accompanying unaudited condensed consolidated financial statements of First Coastal Corporation (the "Company") and its subsidiary, Coastal Bank ("Coastal Bank" or the "Bank"), have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results and other data for the three and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and other documents filed by the Company with the Securities and Exchange Commission.

Subsequent Event

On October 29, 1999, the Company announced that the Bank had entered into a lease agreement, subject to certain terms and conditions, with respect to the relocation of the Company's and the Bank's headquarters (including the branch and operations center of the Bank), to a new facility currently under construction at 1198 Congress Street, Portland, Maine. Such lease agreement is for 18,757 rentable square feet and consists of the first two floors of a three-story building. The facility will include a branch and three-lane drive-through, ATM, commercial and retail banking offices and space to support the Bank's loan, deposit and computer operations. Occupancy is expected to take place early in the second quarter of 2000. The new facility is expected to improve customer accessibility, provide increased market awareness of Coastal Bank, result in enhanced overall service for existing and prospective customers and provide space for growth. The new facility will result in increased operating expenses of approximately $300,000 on an annual basis as compared to the Company's current 12,500 square foot facility. The Bank is negotiating an extension of the lease on its current headquarters, branch and operations center to extend the term from March 15, 2000 to July 15, 2000.

Savings Bank Notes

On August 4, 1999, the Company entered into the First Amendment to Loan Agreement (the "First Amendment to Loan Agreement") amending the terms of the Loan Agreement, dated as of July 24, 1996 (the "Loan Agreement"), between the Company and a group of four Maine savings banks (the "Four Savings Banks"). Pursuant to the Loan Agreement, the Company borrowed a total of $4.0 million evidenced by promissory notes (the "Savings Bank Notes") in the amount of $1.0 million to each of the Four Savings Banks. Prior to the effective date of such modification to the Loan Agreement, the Savings Bank Notes bore interest, payable quarterly, at an annual rate of 10.85%, with semi-annual principal payments of $200,000 beginning in June 1998. The original maturity date was December 31, 2001. Pursuant to the First Amendment to Loan Agreement and the amended Savings Bank Notes (the "Amended Savings Bank Notes"), the term loan (balance $2.4 million) bears interest at an annual rate of 8.0% until August 4, 2002, at which time the interest rate will convert to the Prime Rate as published in The Wall Street Journal (the "WSJ"), adjustable daily, until the new maturity date of August 4, 2004. In addition, the Company is entitled to draw against a working capital line of credit up to a combined aggregate limit, including the balance outstanding at any time of the term loan, of $4.0 million. The interest rate on the line of credit is equal to the Prime Rate as published in the WSJ, adjusted daily and the maturity date is August 4, 2004.

In addition to reducing the interest rate, extending the maturity date, and providing the Company with a line of credit, the First Amendment to Loan Agreement modified or eliminated certain covenants and conditions contained in the Loan Agreement, including among other things: (i) limitations on borrowing by the Company and the Bank; (ii) prohibitions on transfers of assets of the Company or any subsidiary; (iii) prohibition of capital expenditures over $500,000 in any fiscal year; and (iv) certain provisions providing that it was a default by the Company not to make certain reports or payments within specified time frames, which provisions have been made generally less restrictive as to time or amount. In addition, the First Amendment to Loan Agreement modified the prohibition on the payment of cash dividends by the Company contained in the Loan Agreement when the Company's debt-to-equity ratio on a parent only-basis exceeds 30% to increase the permissible ratio threshold to 50%.

In connection with the Amended Savings Bank Notes, one of the Four Savings Banks notes was purchased by one of the remaining three lenders. There is no prepayment penalty associated with the Amended Savings Bank Notes. Other terms and conditions, including the pledge of all of the Company's stock in the Bank as collateral, were affirmed and remain in effect.

Stock Repurchase Program

On May 18, 1999, the Company announced that its Board of Directors authorized a stock repurchase program pursuant to which the Company could repurchase up to 68,026 shares of its common stock, representing approximately 5% of the 1,360,527 shares then outstanding. The common stock may be purchased by the Company from time to time in the open market or privately negotiated transactions. The shares repurchased will be held as treasury stock to be used for general corporate purposes. The stock repurchase program will be in effect for a total of approximately twelve months, or until June 2000. Under the program no shares knowingly will be purchased from officers or directors of the Company or from persons who hold in excess of 5% of its outstanding common stock. At September 30, 1999, the Company had repurchased 5,800 shares of its common stock under the program. In addition, the Company repurchased 11,134 shares of its common stock on November 9, 1999.

Computation of Earnings per Share

Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standard ("SFAS") No. 128, Earnings Per Share, provides reporting standards for basic and diluted earnings per share. Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. There is no adjustment made to income used to calculate basic and diluted earnings per share. The table below sets forth the approximate number of shares used to calculate basic and diluted earnings per share ("EPS") for the three and nine months ended September 30, 1999 and 1998.

                                                       Three Months Ended              Nine Months Ended
                                                          September 30,                  September 30,
                                                    ------------------------        -------------------------
                                                           1999         1998             1999            1998
                                                    -----------    ---------        ---------      ----------
Weighted average shares outstanding for basic EPS     1,359,159    1,360,527        1,360,066       1,359,790
Effect of dilutive stock options /(1)/                   13,934       17,737           14,080          20,223
                                                    -----------    ---------        ---------      ----------
Weighted average shares outstanding for diluted
 EPS                                                  1,373,093    1,378,264        1,374,146       1,380,013
                                                    ===========    =========        =========       =========

/(1)/ Shares considered anti-dilutive and therefore excluded from the calculation of the Company's weighted average shares outstanding for diluted EPS equaled 39,500 and 36,000 for the three and nine months ended September 30, 1999, respectively, and 22,000 and 18,000 for the three and nine months ended September 30, 1998, respectively.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------   ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

BUSINESS

First Coastal Corporation (the "Company"), a Delaware corporation, is a bank holding company whose sole operating subsidiary is Coastal Bank (the "Bank"), a Maine chartered bank currently headquartered in Westbrook, Maine. The Bank was formed in 1981 through the consolidation of Brunswick Savings Institution and York County Savings Bank, which were organized in 1858 and 1860, respectively. The Company has no separate operations and its business consists of the business of the Bank. The Bank is engaged in customary banking activities, including attracting deposits and various lending activities, and conducts its business from seven offices in the counties of Cumberland, Sagadahoc and York. The Bank's deposits are insured by the Federal Deposit Insurance Corporation up to the limits provided by law.

This Quarterly Report on Form 10-Q, including statements made in this Management's Discussion and Analysis of Financial Condition and Results of Operations, contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as "believes," "expects," "may," "will," "should," "estimates," or "anticipates" or the negative thereof or other variations thereof or comparable terminology. All forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual transactions, results, performance or achievements of the Company to be materially different from those expressed or implied by such forward-looking statements. Although the Company has made such statements based on assumptions which it believes to be reasonable, there can be no assurance that the actual transactions, results, performance or achievements will not differ materially from the Company's expectations. For example, there are a number of important factors with respect to such forward-looking statements that could materially and adversely affect such forward-looking statements, such as (i) the impact of changes in market rates of interest, economic conditions, or competitive factors on the Company's deposit products and loan demand; (ii) the possibility that certain transactions, such as the successful relocation and transition to a suitable new headquarters, branch and operations center, the opening of new branches, the introduction of new banking products or other planned or contemplated events, may not occur; (iii) the possibility that operating expenses may be higher than anticipated; (iv) the effect of changes in the general economic and competitive conditions in markets in which the Company operates; (v) the Company's ability to continue to control its provision for loan losses, noninterest expense and to maintain its margin; (vi) the level of demand for new and existing products; and (vii) legislative and regulatory changes, changes in tax policies, rates and regulations and changes in accounting principles, policies or guidelines. Should one or more of these risks or other uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in the forward-looking statements. The Company does not intend to update forward-looking statements. Investors are also directed to other information related to the Company in documents filed by the Company with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

Overview

The Company reported net income of $340,000 and $1,866,000 for the three and nine months ended September 30, 1999, compared to net income of $621,000 and $1,198,000 for the same periods in 1998. Net income for the nine months ended September 30, 1999 was positively impacted by after-tax gains of approximately $733,000 and $300,000 recorded during the first six months of 1999, resulting from the sale of the Bank's Kennebunk branch and the sale of the Bank's residential mortgage servicing portfolio, respectively. Net income for the three and nine months ended September 30, 1998 included an after-tax gain of approximately $356,000 received from the sale of real estate located in Westbrook, Maine, which currently serves as the Bank's headquarters branch and operations center, offset in part by an after-tax pension expense accrual of approximately $99,000.

Net Interest Income

Net interest income increased by $182,000 and $345,000 for the three and nine months ended September 30, 1999 as compared to the same periods in 1998. The increase in net interest income for the nine months ended September 30, 1999 is primarily attributable to increased average securities balances of $24.8 million as compared to the same period in 1998, resulting in an increase in interest income attributable to securities of $1.1 million as compared to the same period in 1998. The increase in interest income attributable to higher securities balances was offset in part by increases in borrowing and deposit expenses resulting from higher balances, as well as lower yields on securities and other interest earning assets. Though average loan balances were $5.6 million higher for the nine month period ended September 30, 1999 as compared to the same period in 1998, interest income from loans declined $84,000 during the most recent period as a result of a 0.57% decline in the average yield on loans. The average yield on loans equaled 8.78% for the nine months ended September 30, 1999 as compared to 9.35% for the nine months ended September 30, 1998.

The increase in net interest income for the three months ended September 30, 1999 is primarily attributable to higher average loan balances of $11.2 million as compared to the same period in 1998 and lower deposit expenses, which declined primarily as a result of a reduction in the interest rates paid on High Rise Savings accounts and due to lower deposit balances resulting from the sale of the Bank's Kennebunk branch in May 1999. These increases in net interest income were offset in part by a decline in the yield on average earning assets of 0.30% for the three months ended September 30, 1999 as compared to the same period in 1998. For more information see below under the caption "Interest Income" and "Interest Expense."

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

                                                                        For the Nine Months Ended September 30,
                                              ----------------------------------------------------------------------------------
                                                                       1999                                  1998
                                              ---------------------------------------------   ----------------------------------
                                                        Average                                Average
                                                        Balance     Interest    Yield /(1)/    Balance    Interest    Yield /(1)/
--------------------------------------------------------------------------------------------------------------------------------
Assets:
Interest earning cash                                  $ 12,157     $   450        4.88%      $ 15,836     $  656        5.46%
Investments                                              53,768       2,494        6.20         28,971      1,403        6.47
Loans /(2)/ /(3)/
     Residential real estate mortgages                   32,008       1,912        7.96         35,582      2,290        8.58
     Commercial real estate mortgages                    59,738       4,068        9.10         51,152      3,715        9.71
     Commercial and industrial loans                      7,043         476        9.03          5,274        387        9.82
     Consumer loans                                      13,206         901        9.12         14,417      1,049        9.73
                                                       --------     -------                   --------     ------
              Total loans                               111,995       7,357        8.78        106,425      7,441        9.35

Total interest earnings assets                          177,920      10,301        7.74        151,232      9,500        8.40
Noninterest earning assets                                8,813                                 10,203
                                                       --------                               --------
           Total assets                                $186,733                               $161,435
                                                       ========                               ========
Liabilities:
Deposits
     Savings                                           $ 63,812       1,755        3.68       $ 48,734      1,320        3.62
     NOW and money market accounts                       19,340         334        2.31         18,045        313        2.32
     Certificates of deposit                             49,622       1,875        5.05         54,347      2,184        5.37
                                                       --------     -------                   --------     ------
        Total interest bearing deposits                 132,774       3,964        3.99        121,126      3,817        4.21
Borrowings                                               24,275       1,106        6.09         16,420        844        6.87
Secured borrowings                                        1,910          59        4.09            377         12        4.16
                                                       --------     -------                   --------     ------
     Total interest bearing liabilities                 158,959       5,129        4.31        137,923      4,673        4.53
Noninterest bearing deposits                             11,313                                  7,706
Noninterest bearing liabilities                             207                                    105
Stockholders' equity                                     16,254                                 15,701
                                                       --------                               --------
     Total liabilities and stockholders' equity        $186,733                               $161,435
                                                       ========                               ========
Net interest income                                                 $ 5,172                                $4,827
                                                                    =======                                ======
Net interest rate spread /(4)/                                                     3.43%                                 3.87%
Net interest rate margin /(5)/                                                     3.89%                                 4.27%

/(1)/  Annualized.
/(2)/ For purposes of these computations, loans held for sale and nonaccrual loans are included in the average loan amounts outstanding.
/(3)/  Fees from loans are included in interest income from loans.
/(4)/ Return on interest earning assets less cost of interest bearing liabilities.
/(5)/  Net interest income divided by average interest earning assets.

The Company's net interest rate spread for the nine months ended September 30, 1999 decreased to 3.43% as compared to 3.87% for the same period in 1998, and the net interest rate margin for the nine months ended September 30, 1999 decreased to 3.89% as compared to 4.27% for the same period in 1998. However, for the three months ended September 30, 1999, the Company's net interest rate spread and net interest rate margin increased to 3.59% and 4.06%, as compared to 3.48% and 3.89% for the three months ended September 30, 1998.

The following table sets forth, for the periods indicated, information regarding the Company's ratios of net interest rate spread and net interest rate margin:

                                     For the Three Months Ended
                   ------------------------------------------------------------
                     9/30/99   6/30/99   3/31/99   12/31/98   9/30/98   6/30/98
                   ------------------------------------------------------------
Net Interest Rate
  Spread                3.59%     3.67%     3.06%      3.40%     3.48%     3.91%
Net Interest Rate
  Margin                4.06%     4.11%     3.50%      3.86%     3.89%     4.29%

Interest Income

Interest income increased $801,000 for the nine months ended September 30, 1999 as compared to the same period in 1998. This increase is primarily attributable to an increase in average earning assets of $26.7 million, including increases in the average balance on investment securities ($24.8 million) and loan balances ($5.6 million), offset by a decline in interest earning cash ($3.7 million). The increase in interest earning assets was primarily the result of an increase in total funding balances, largely attributable to the introduction of the Bank's High Rise Savings product in March 1998, and increases in Federal Home Loan Bank ("FHLB") borrowings. Savings deposit (including High Rise) and borrowings average balances increased $15.1 million and $9.4 million, respectively, for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. The increase in securities balances, which averaged 28.8% of total average assets for the nine months ended September 30, 1999 as compared to 17.9% for the nine months ended September 30, 1998, in combination with a decline in interest rates for all of the interest bearing asset categories, resulted in a 0.66% decline in the average yield on total interest earning assets, to 7.74% for the nine months ended September 30, 1999 as compared to 8.40% for the nine months ended September 30, 1998. Average loan balances equaled $112.0 million for the nine months ended September 30, 1999 and ending loan balances equaled $118.8 million at September 30, 1999, an increase of $13.0 million (12.3%) over ending loan balances at December 31, 1998. The increase in loan balances is primarily attributable to approximately $26 million in new commercial loan volume generated during 1999, largely consisting of commercial real estate loans.

Interest income increased $88,000 for the three months ended September 30, 1999 as compared to the same period in 1998. This increase is largely attributable to an increase in average loan balances of approximately $11.2 million, offset in part by a 0.52% decline in loan yields, from a yield of 9.28% for the three months ended September 30, 1998 to a yield of 8.76% for the three months ended September 30, 1999.

Interest Expense

Interest expense increased $456,000 for the nine months ended September 30, 1999 as compared to the same period in 1998. This increase is largely attributable to a $309,000 increase in interest expense on borrowings, which is the result of an increase in average balances of $9.4 million, offset in part by a 0.86% reduction in yield. Additionally, deposit expense increased $147,000, attributable to a $11.6 million increase in average balances, offset in part by a 0.22% decline in yield. The Company's cost of funds for the nine months ended September 30, 1999 was 4.31% as compared to 4.53% for the same period in 1998.

Interest expense for the three months ended September 30, 1999 decreased $94,000 as compared to the same period in 1998. This decline is primarily attributable to a decrease in interest expense on deposits of $215,000, offset by a $118,000 increase in interest expense on FHLB borrowings. The decline in interest expense on deposits is the result of a 0.47% decline in overall deposit costs, from 4.35% to 3.88% for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. The decline in deposit yields is the result of a 0.54% decline in interest rates paid on savings accounts, primarily High Rise Savings. Additionally, average interest bearing deposit balances declined $4.9 million, primarily the result of the sale of the Bank's Kennebunk branch in the second quarter of 1999, which included $12.5 million in deposits.

As competitive pressures continue, the cost of funds to financial institutions may rise relative to market interest rates, thereby narrowing the spread on interest earning assets as compared to interest bearing liabilities.

Provision for Loan Losses

There was no provision for loan losses expense for the nine months ended September 30, 1999 and 1998. The absence of a provision for loan losses in 1999 and 1998 is primarily attributable to the continued low level of nonperforming loans and potential problem loans (as compared to historical levels), and from the result of management's review of the portfolio and determination of the adequacy of the allowance for loan losses at September 30, 1999.

Noninterest Income

Noninterest income increased $958,000 for the nine months ended September 30, 1999 as compared to the same period in 1998. This increase is attributable to a $1.1 million pre-tax gain on the sale of the Bank's Kennebunk branch in the second quarter of 1999 and a $460,000 pre-tax gain received on the sale of the Bank's residential mortgage servicing portfolio in the first quarter of 1999. Income for the nine months ended September 30, 1998 included a $539,000 pre-tax gain received on the sale of the Bank's real estate located in Westbrook, Maine.

Noninterest income declined $619,000 for the three months ended September 30, 1999 as compared to the same period in 1998. This decline is attributable to a $539,000 pre-tax gain received on the sale of the Bank's real estate located in Westbrook. Additionally, there were no securities gains for three months ended September 30, 1999 as compared to $68,000 for the same period in 1998.

Operating Expenses

Operating expense increased $287,000 for the nine months ended September 30, 1999 as compared to the same period in 1998. The increase in operating expenses was primarily the result of additional costs associated with several business initiatives implemented by the Bank during the first and second quarters of 1998, and the sale and leaseback of the Bank's headquarters branch and operations center in the third quarter of 1998. The business initiatives include the opening of the Portland branch, the development and implementation of an Internet banking program for businesses, the development and introduction of a new line of cash management services for businesses, and additional staffing resulting from increased commercial lending activity. The increase in salaries and benefits was primarily attributable to changes in staffing levels (including additional staff at the new Portland office) and annual salary increases. The increase in operating expenses was partially offset by the elimination of operating expenses associated with the Bank's former branch in Kennebunk, which was sold in the second quarter of 1999. Management anticipates operating expenses for the balance of 1999, 2000 and 2001 to further increase as a result of several additional business initiatives that are currently contemplated or underway, including (i) the Bank's lease of a new headquarters, branch and operations center and related furniture, fixtures and equipment expenses, which is estimated to increase the Company's occupancy expense approximately $300,000 annually, (ii) the opening of additional branches over the next several years in the Greater Portland market, (iii) the introduction of a number of new retail banking products, and (iv) the Bank's continued expansion of its commercial lending activities.

FINANCIAL CONDITION

Total Assets

At September 30, 1999, total assets equaled $189.8 million, representing a decrease of $1.6 million (or 0.9%) from total assets of $191.4 million at December 31, 1998. This decline was the result of a $21.2 million decline in cash and cash equivalents, partially offset by increases in loan balances ($12.9 million) and investment securities ($7.0 million). Deposits declined $8.9 million, largely as a result of the sale of the Bank's Kennebunk branch, which consisted of $12.5 million in deposits at the time of the sale on May 14, 1999. The decline in deposit balances was partially offset by a $5.2 million increase in secured borrowings and a $1.4 million increase in FHLB borrowings.

Investments

The Company's investment portfolio is comprised primarily of U.S. government and agency obligations. Total investment securities at September 30, 1999 were $54.1 million compared to $47.0 million at December 31, 1998. This increase is primarily attributable to the purchase of $8.4 million in U.S. government obligations (of which $4.0 million are Treasury Inflation Indexed Bonds), $3.0 million in U.S. government agency notes and $8.0 million in mortgage-backed securities, partially offset by the sale of $2.9 million in U.S. government obligations, $2.0 million in government agency notes and $6.2 million in prepayments and amortization on mortgage-backed securities and amortization of premiums or discounts on investment securities. Investment securities classified as available for sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders' equity.

The following table sets forth the amortized cost and fair value of investment securities for each major security type at September 30, 1999.

                                             September 30, 1999
                               ----------------------------------------------
                                              Gross       Gross      Fair
                                 Amortized  Unrealized  Unrealized  Market
        (in thousands)             Cost        Gain        Loss      Value
-----------------------------------------------------------------------------
Available for sale:
  U.S. government obligations      $19,846           -      $  470    $19,376
  U.S. government agency notes       1,000           -          54        946
  Mortgage backed securities        33,926         $70         698     33,298
  Equity securities                    472           -           -        472
                                 ---------   ---------    --------  ---------
                                   $55,244         $70      $1,222    $54,092
                                 =========   =========    ========  =========

The after-tax unrealized gain (loss) on investment securities classified as available for sale was $(749,000) and $7,000, at September 30, 1999 and December 31, 1998, respectively.

The following table represents the contractual maturities for investments in debt securities for each major security type at September 30, 1999.

                                            September 30, 1999
                               -------------------------------------------
                                                 Maturing
                               -------------------------------------------
                                           After One
                                  Within   But within    After
        (in thousands)           One Year     Five     Five Years   Total
--------------------------------------------------------------------------
Available for sale:
  U.S. government obligations        $523      $2,067     $16,786  $19,376
  U.S. government agency                -           -         946      946
  Mortgage backed securities            -           -      33,298   33,298
                                   ------     -------    --------  -------
                                     $523      $2,067     $51,030  $53,620
                                   ======      ======    ========  =======

Loans Held for Sale

Loans held for sale equaled $233,000 at September 30, 1999 as compared to $83,000 at December 31, 1998, an increase of $150,000. The outstanding dollar amount of loans held for sale can vary greatly from period to period, affected by such factors as mortgage origination levels, the timing and delivery of loan sales, changes in market interest rates and asset/liability management strategies.

Loans

Loans consisted of the following:

                                                  September 30,  December 31,
                                                -----------------------------
(in thousands)                                        1999           1998
-----------------------------------------------------------------------------
Real estate mortgage loans:
  Residential                                       $ 29,034         $ 32,555
  Commercial                                          66,150           52,747
  Real estate construction                             1,472            1,384
Commercial and industrial                              9,218            5,872
Consumer and other                                    12,968           13,315
                                                  ----------       ----------
  Total                                             $118,842         $105,873
                                                  ==========       ==========

Loans increased $13.0 million (or 12.3%) at September 30, 1999 as compared to December 31, 1998. The increase is attributable to a $13.4 million increase in commercial real estate loans and $3.3 million in commercial and industrial loans, partially offset by decreases in residential and consumer loans. The increase in commercial loans is the result of the Company's strategic focus on developing a strong commercial banking team and growth in commercial loan volume and loan balances.

Allowance for Loan Losses ("Allowance")

The Company's Allowance was $2.8 million at September 30, 1999 and $2.7 million at December 31, 1998. The Allowance increased during the nine month period as a result of loan recoveries of $103,000 exceeding charged-off loans of $6,000. There was no provision for loan losses during the nine months ended September 30, 1999. The Allowance represented 2.4% and 2.6% of total loans at September 30, 1999 and December 31, 1998, respectively. Management believes that in accordance with the Bank's Allowance for Loan Loss Policy, the Allowance is adequate at September 30, 1999. However, future additions to the

Allowance may be necessary based on changes in the financial condition of various borrowers, new information that becomes available relative to various borrowers and loan collateral, growth in the size or changes in the mix or concentration risk of the loan portfolio, problems that borrowers may experience with regard to Year 2000 computer related issues, as well as changes in local, regional or national economic conditions. In addition, various regulatory authorities, as an integral part of their examination process, periodically review the Bank's Allowance. Such authorities may require the Bank to increase the Allowance based upon information available to them and their judgments at the time of their examination.

Nonperforming Assets

Information with respect to nonperforming assets is set forth below:

                                           September 30,  December 31,
                                         -----------------------------
(in thousands)                                 1999               1998
----------------------------------------------------------------------
Nonaccrual loans                              $ 373              $ 430
Accruing loans past due 90 days or more         244                121
Restructured loans                                -                  -
Real estate owned and repossessions               -                 15
                                             ------             ------
     Total                                    $ 617              $ 566
                                             ======             ======

Nonperforming assets increased $51,000 at September 30, 1999 as compared to December 31, 1998. While the current level of nonperforming assets is low compared to historical levels, the Bank continues to hold a large concentration of commercial real estate loans. The collateral coverage for these loans, should they become nonperforming, may not be adequate to protect the Bank from potential losses. Deterioration in the local economy or real estate market, or upward movements in interest rates could adversely impact the performance and/or value of the underlying collateral for these loans and could have an adverse impact on the Bank's loan portfolio, and in particular, currently performing commercial real estate loans. In addition, deterioration in the local economy or adverse changes in the financial condition of various borrowers could have an impact on the Bank's entire loan portfolio (including commercial real estate). These factors could result in an increased incidence of loan defaults and, as a result, an increased level of nonperforming loans and assets. In addition, while the current level of nonperforming assets is encouraging, this level is considered by management to be so low that it is unlikely to be sustained.

Impaired Loans

Management identifies impaired loans on a loan by loan basis. Though the measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, all of the Company's impaired loans are collateral-dependent, which are measured for impairment based on the fair value of the collateral. At September 30, 1999 and December 31, 1998, the recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114 totaled $373,000 and $439,000, respectively. The corresponding portion of the Allowance allocated against the total recorded investment in loans was $25,000 and $55,000 as of September 30, 1999 and December 31, 1998, respectively. All of the impaired loans were classified as nonaccrual at September 30, 1999. At December 31, 1998, an amount equal to $430,000 of the $439,000 total impaired loans was classified as nonaccrual or troubled debt restructures and the remaining $9,000 was classified as potential problem loans. The income recorded on a cash basis relating to impaired loans equaled $9,000 for the nine months ended September 30, 1999 and $22,000 for the year ended December 31, 1998. The average balance of outstanding impaired loans was $315,000 and $414,000 at September 30, 1999 and December 31, 1998, respectively.

Real Estate Owned ("REO")

REO consists of properties acquired through mortgage loan foreclosure proceedings, repossessions or in full or partial satisfaction of outstanding loan obligations. At September 30, 1999, the Bank had no REO properties as compared to $15,000 at December 31, 1998.

Liquidity - Bank

Deposits totaled $139.7 million at September 30, 1999, a decrease of $8.9 million (or 6.0%) from the level of $148.6 million at December 31, 1998.

Deposit balances were as follows:

                                       September 30,  December 31,
                                     -----------------------------
(in thousands)                                  1999          1998
------------------------------------------------------------------
Noninterest bearing demand deposits         $ 11,691      $ 10,447
Interest bearing demand deposits              19,727        21,680
Savings and escrow deposits                   61,014        63,393
Time deposits                                 47,233        53,025
                                       -------------  ------------
     Total                                  $139,665      $148,545
                                       =============  ============

The decline in deposit levels is attributable to the sale of the Bank's Kennebunk branch, with deposits totaling $12.5 million at the time of the sale on May 14, 1999. This decrease was partially offset by increases in the Bank's other interest and non-interest bearing demand deposits and savings deposits.

Liquidity - Company

On a parent company only basis ("parent"), the Company conducts no separate operations. Its business consists of the operations of its banking subsidiary. In addition to debt service relating to the Amended Savings Bank Notes in the aggregate principal amount of $2.4 million at September 30, 1999, the Company's expenses consist primarily of Delaware franchise taxes associated with the Company's authorized capital stock and various other expenses. These expenses, including legal, certain audit and other professional fees, insurance and other expenses, are allocated between the Bank and the Company based upon the relative benefits derived.

On May 18, 1999, the Company's Board of Directors authorized a stock repurchase program pursuant to which the Company could repurchase up to 68,026 shares of its common stock, representing approximately 5% of the 1,360,527 shares then outstanding. At September 30, 1999, the Company had repurchased 5,800 shares of its common stock under the program. In addition, the Company repurchased 11,134 shares of its common stock on November 9, 1999. The stock repurchase program will be in effect for a total of approximately twelve months, or until June 2000.

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

The Loan Agreement, as amended pursuant to the First Amendment to Loan Agreement, contains certain terms, restrictions and covenants, such as restrictions regarding the conditions under which cash dividends may be paid by the Company (including a prohibition on the payment of cash dividends to its stockholders as long as the Company's debt-to-equity ratio on a parent-only basis exceeds 50%), and a requirement that the Company and the Bank maintain certain minimum capital ratios. At September 30, 1999, the Company's debt-to-equity ratio and regulatory capital ratios would have permitted the payment of a dividend by the Company under the terms of the First Amendment to Loan Agreement.

On December 22, 1998, September 23, 1998 and March 25, 1998, the Bank paid the Company cash dividends of $680,000, $500,000 and $500,000, respectively. At September 30, 1999, the parent's cash and cash equivalents totaled $977,000.

The Company suspended the payment of cash dividends to its stockholders in the fourth quarter of 1989 and has not paid any cash dividends to its stockholders since that time.

Capital - Bank

The table below sets forth the regulatory capital requirements and capital ratios for the Bank at September 30, 1999 and December 31, 1998:

(dollars in thousands)                                      September 30, 1999   December 31, 1998
---------------------------------------------------------------------------------------------------
Tier 1 capital (Leverage) to total assets /(1)/ ratio
   Qualifying capital                                                 $ 16,809            $ 14,709
   Actual %                                                               9.23%               7.90%
   Minimum requirements for capital adequacy %                            4.00%               4.00%
   Average quarterly assets                                           $182,090            $186,077
Tier 1 capital to risk-weighted assets
   Qualifying capital                                                 $ 16,809            $ 14,709
   Actual %                                                              15.91%              14.33%
   Minimum requirements for capital adequacy %                            4.00%               4.00%
Total capital to risk-weighted assets (Tier 1 and Tier 2)
   Qualifying capital                                                 $ 18,148            $ 16,010
   Actual %                                                              17.18%              15.60%
   Minimum requirement for capital adequacy %                             8.00%               8.00%
   Risk-weighted assets                                               $105,643            $102,612

/(1)/ Calculated on an average quarterly basis

Capital - Company

The table below sets forth the regulatory capital requirements and capital ratios for the Company at September 30, 1999 and December 31, 1998:

(dollars in thousands)                                      September 30, 1999   December 31, 1998
--------------------------------------------------------------------------------------------------
Tier 1 capital (Leverage) to total assets /(1)/ ratio
   Qualifying capital                                               $   15,785          $   13,453
   Actual %                                                               8.66%               7.20%
   Minimum requirements for capital adequacy %                       4.00-5.00%          4.00-5.00%
   Average quarterly assets                                         $  182,289          $  186,757
Tier 1 capital to risk-weighted assets
   Qualifying capital                                               $   15,785          $   13,453
   Actual %                                                              14.92%              13.05%
   Minimum requirements for capital adequacy %                            4.00%               4.00%
Total capital to risk-weighted assets (Tier 1 and Tier 2)
   Qualifying capital                                               $   17,126          $   14,759
   Actual %                                                              16.19%              14.32%
   Minimum requirement for capital adequacy %                             8.00%               8.00%
   Risk-weighted assets                                             $  105,797          $  103,071

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

The Company has completed activities related to the Awareness Phase. As stated previously, the Company formed a Year 2000 Committee which developed and implemented a strategy to minimize the impact of Year 2000 technology problems. The Committee provides regular updates to the Company's Board of Directors and Executive management.

Assessment Phase. As part of the Assessment phase, the Company is required to
(i) assess the size and complexity of issues related to the Year 2000 issue,
(ii) detail the magnitude of effort and resources necessary to address Year 2000 issues, (iii) identify all hardware, software, networks, automated teller machines, other various processing platforms, and customer and vendor dependencies affected by the Year 2000 date change, and (iv) develop a contingency plan for the items addressed in the action plan. The assessment phase must go beyond information systems and include facilities and environmental systems that are dependent on embedded microchips, such as security systems, elevators and vaults.

The Company has completed the Assessment phase, which included assessing all Information Technology (i.e. computer software, hardware, third party vendors and other electronic devices) and non-Information Technology systems (i.e. vaults, security and environmental systems) for compliance with the Year 2000. The Committee prioritized each item to determine if non-compliance with the Year 2000 date change would adversely impact customers, shareholders or employees. During this assessment, 19% of the Bank's IT system applications and services met this criteria and were classified as mission critical.

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

The Company has completed all activities related to the renovation phase. A majority of the Company's systems are supplied by third-party vendors and are being renovated by the vendors. The Company has been provided with a Year 2000 ready release by its primary data processing vendor. This release has already been installed and has been validated by the Year 2000 Action Committee for future date processing accuracy.

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

The Company's Year 2000 Action Committee is responsible for testing the primary data processing systems and all mission critical server-based applications for Year 2000 readiness. Validation and testing of updates supplied by the Company's third-party vendors have been completed. Primary functional transaction types such as deposits, withdrawals, payments, maturities, interest postings, inquiries on deposit and loan accounts, and other typical business processes, continue to be tested for key date validity and accuracy. Key dates include dates before, during and after the century change and the century leap year. The Company has completed all necessary validation testing.

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

A significant number of the Company's mission critical applications are supplied by third party vendors. Each vendor is responsible for making revisions to its software, performing testing and providing the updates to the Company. Software updates, where necessary, have been provided and installed by the Company's third-party vendors. As a result, the implementation phase has been completed for all necessary software and hardware applications.

Costs Related to the Year 2000 Issue

Management does not expect the costs associated with the Year 2000 issues to have a material effect on the Company's financial statements. To date, the Company has incurred approximately $23,000 in external costs for its Year 2000 program, which have been expensed as incurred. The Company does not anticipate incurring additional expenses in excess of $5,000 related to Year 2000 compliance between now and December 31, 1999.

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

Contingency Plan

A Year 2000 contingency plan has been completed and incorporated into the Company's overall contingency plan to address potential worst case scenarios relating to the Year 2000 issue. The Company has developed alternative solutions for business resumption and approaches to minimize the impact of different scenarios. Possible alternatives to address these scenarios include increasing cash reserves, designating existing branch locations as emergency regional offices (with alternative power sources and alternative communication methods), increasing customer and community awareness, and having staff available on site during the turn of the millennium.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------

     Not applicable.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------

     As of September 30, 1999, there were various claims and lawsuits pending against the Company incidental to the ordinary course of business. In the opinion of management, after consultation with legal counsel, resolution of these matters is not expected to have a material effect on the Company's consolidated financial position or results of operations.

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

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

(a)  The exhibits that are filed with this Form 10-Q are set forth below:

               10.1 Lease Agreement, dated as of October 26, 1999, between Coastal Bank and Olympia Equity Investors III, L.P.

               27.1   Financial Data Schedule.

(b) No Reports on Form 8-K were filed by the Company during the third quarter of 1999.

                           FIRST COASTAL CORPORATION

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   FIRST COASTAL CORPORATION


Date: November 12, 1999            By: /s/ Gregory T. Caswell
                                       ----------------------------------------
                                       Gregory T. Caswell
                                       President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: November 12, 1999        By:  /s/ Gregory T. Caswell
                                    -----------------------------------------
                                    Gregory T. Caswell
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


Date: November 12, 1999        By:  /s/ Dennis D. Byrd
                                    ----------------------------------------
                                    Dennis D. Byrd
                                    Vice President and Treasurer
                                    (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

Exhibit No.    Description of Exhibit
-----------    ----------------------

10.1 Lease Agreement, dated as of October 26, 1999, between Coastal Bank and Olympia Equity Investors III, L.P. (filed herewith).

27.1           Financial Data Schedule (filed herewith).