Form 10-K
period 1999-12-31
FIRST COASTAL CORP
filed 2000-03-29
CIK 802763

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

       (MARK ONE)
            (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999
                                       OR
           ( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Based upon the closing price of the registrant's Common Stock as of March 14, 2000, the aggregate market value of the Common Stock held by nonaffiliates was $10,805,485.

     As of the close of business on March 14, 2000, there were 1,299,908 shares of the registrant's Common Stock, par value $1.00 per share, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 1999, are incorporated by reference in Part II.

     Portions of the definitive proxy statement for the annual meeting of stockholders to be held May 16, 2000, which the registrant intends to file no later than 120 days after December 31, 1999 are incorporated by reference in
Part III.

                                     PART I

ITEM 1. BUSINESS.

GENERAL

First Coastal Corporation

First Coastal Corporation, a Delaware corporation (the "Company"), is a bank holding company whose sole operating subsidiary is Coastal Bank, a Maine-chartered stock bank ("Coastal" or the "Bank"). The Company was organized in January 1987 for the purpose of becoming the parent holding company of Suffield Bank following Suffield Bank's conversion from mutual to stock form. The Company acquired Coastal Bancorp, a Maine corporation ("Bancorp"), which was the bank holding company of Coastal, on April 1, 1987. On September 6, 1991, Suffield Bank was placed in receivership by the Connecticut Department of Banking, leaving the Bank as the Company's sole operating subsidiary. On July 26, 1994, Bancorp was dissolved, and the Bank became a direct wholly-owned subsidiary of the Company.

Coastal Bank

The Bank was formed in 1981 as a Maine-chartered savings bank through the consolidation of Brunswick Savings Institution and York County Savings Bank, which were organized in 1858 and 1860, respectively. On July 11, 1984, the Bank completed its conversion from mutual form to a Maine stock savings bank.

The Bank had total assets of approximately $191 million at December 31, 1999. The region served by the Bank includes the communities of Portland, Westbrook, Topsham, Brunswick, Freeport and Saco, Maine.

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

The principal executive offices of the Company and the Bank are located at 36 Thomas Drive, Westbrook, Maine 04092; telephone (207) 774-5000. Effective on or about June 1, 2000, the principal executive offices of the Company and the Bank will be located at 1200 Congress Street, Portland, Maine 04102; telephone (207) 774-5000.

This Annual Report on Form 10-K contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements with regard to the Company's expectations as to its financial results and other aspects of its business, including the Company's strategic business initiatives, net interest margin, deposit growth, interest rates, additional branches, market and growth opportunities and loan volume, constitute forward-looking statements. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as "believes," "expects," "may," "will," "should," "estimates," or "anticipates" or the negative thereof or other variations thereof or comparable terminology. All forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual transactions, results, performance or achievements of the Company to be materially different from those expressed or implied by such forward-looking statements. Although the Company has made such statements based on assumptions which it believes to be reasonable, there can be no assurance that the actual transactions, results, performance or achievements will not differ materially from the Company's expectations. For example, there are a number of important factors with respect to such forward-looking statements that could materially and adversely affect such forward-looking statements, such as (i) the impact of changes in market rates of interest, economic conditions or competitive factors on the Company's deposit products and loan demand and asset quality; (ii) the possibility that certain transactions, such as the successful transition to a suitable new headquarters and operations center, the opening of new branches, the introduction of new banking products or other planned or contemplated events, may not occur or may not be initiated with the degree of success contemplated; (iii) the possibility that operating expenses may be higher than anticipated; (iv) the effect that changes in the general economic and competitive conditions in markets in which the Company operates could have on the Company's financial performance and condition; (v) the Company's ability to control its provision for loan losses, and to achieve its goals with respect to net interest rate spread and margin; and (vi) the level of demand for new and existing products. Should one or more of these risks or other uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in the forward-looking statements. The Company does not intend to update forward-looking statements.

CERTAIN REGULATORY MATTERS

Satisfaction of the Cross Guaranty Settlement Obligation to FDIC

On July 24, 1996, the Company completed its recapitalization plan whereby the Company repaid in full its promissory note obligation (the "FDIC Note") to the FDIC in the amount of $9.7 million ($9.0 million loan principal amount plus accrued interest) incurred as a result of the January 1995 settlement of the FDIC cross guaranty claim against the Bank. The cross guaranty claim was the result of the September 1991 failure of Suffield Bank. In 1994, the Company incurred a $9.0 million extraordinary charge to earnings resulting from the issuance of the FDIC Note. Principal and interest under the FDIC Note were deferred until its maturity date, January 31, 1997. The funds utilized to repay the FDIC Note came from (i) the sale of 750,000 shares of the Company's common stock at $5.00 per share by means of a registered public offering; (ii) a dividend of $3.2 million from the Bank to the Company; and (iii) the borrowing of $4.0 million from a group of four Maine savings banks (the "Savings Banks"), pursuant to which the Company issued promissory notes in the aggregate principal amount of $4.0 million (the "Savings Bank Notes"), collateralized by the pledge by the Company of 100% of the outstanding common stock of the Bank. The Savings Bank Notes were amended effective August 4, 1999, whereby the terms were modified to include, among other things, a reduction in the interest rate, an extension of the maturity date until August 4, 2004 and to provide the Company with a line of credit. For further information see "Amended Savings Bank Notes" below and "Note 9 -- Borrowings" in the Company's 1999 Annual Report to Stockholders.

Regulatory Capital Requirements

Under applicable federal regulations, the Company and Coastal are each required to maintain minimum levels of regulatory capital. The Board of Governors of the Federal Reserve System (the "Federal Reserve") has adopted a leverage-based capital requirement of a minimum level of tier 1 capital to total assets of 3.0% for bank holding companies with a composite rating of 1 under the bank holding company rating system. All other bank holding companies are required to maintain a minimum ratio of tier 1 capital to total assets of 4.0% to 5.0%. Under the Federal Reserve's risk-based capital guidelines, bank holding companies also are required to maintain a minimum ratio of tier 1 capital to risk-weighted assets of 4.0% and a minimum ratio of qualifying total capital to risk-weighted assets of 8.0%. The Company's ratios of tier 1 capital to total assets, tier 1 capital to risk-weighted assets, and qualifying total capital to risk-weighted assets of 8.37%, 14.56%, and 15.82%, respectively, at December 31, 1999 were in compliance with such guidelines.

The FDIC has also adopted minimum capital requirements for state non-member banks such as the Bank. Under the minimum leverage capital requirement, insured state non-member banks must maintain a Tier 1 capital to total assets ratio of at least 3% to 5% depending on the CAMELS rating of the bank and other factors. At December 31, 1999, the Bank had a Tier 1 capital to total assets ratio of 9.22%. In addition, under such requirements insured non-member banks must maintain a minimum ratio of qualifying total capital to risk-weighted assets of 8.0%, and a minimum ratio of Tier 1 capital to risk-weighted assets of 4.0%. At December 31, 1999, the Bank had a ratio of qualifying total capital to risk-weighted assets of 17.17% and a ratio of Tier 1 capital to risk-weighted assets of 15.90%.

LENDING ACTIVITIES

Loan Portfolio Composition

The following table sets forth the composition of the Company's loan portfolio at the dates indicated:


                                                                      December 31,
                                          -------------------------------------------------------------------
(dollars in thousands)                        1999           1998         1997          1996            1995
-------------------------------------------------------------------------------------------------------------
Real estate mortgage loans:

      Residential                         $ 28,460      $  32,555    $  33,251     $  30,981       $  30,966

      Commercial                            66,833         52,747       48,705        48,456          50,797

Real estate construction loans               2,832          1,384        1,955           769              --

Commercial and industrial loans              9,446          5,872        5,166         3,059           2,524

Consumer and other loans                    12,962         13,315       15,227        15,281          16,263
                                          --------      ---------    ---------     ---------       ---------
Total loans                               $120,533      $ 105,873    $ 104,304     $  98,546       $ 100,550
                                          ========      =========    =========     =========       =========
Ratio of loans to:
Deposits                                        86%            71%          91%           86%             80%

Assets                                          63%            55%          71%           67%             69%


The Bank's loan growth during the period from the late 1980's until the completion of the 1996 recapitalization was inhibited as a result of the problems the Bank and the Company experienced during this period. The Bank's ability to originate commercial and industrial and commercial real estate loans was particularly impacted by borrower uncertainties with regard to the Bank's future. The completion of the 1996 recapitalization allowed the Bank to compete more effectively for new loans. Since that time, and in conjunction with the Company's strategic plan, significant effort and resources have been focused on developing higher levels of loan volume. Particular focus has been given to developing a strong commercial banking team as management believes this is an area in which the Bank can develop a competitive edge, particularly with regard to responsive customer service.

During the past three years the attrition previously reflected in the Company's loan balances has ceased, with modest growth achieved during 1997 and 1998, and a 13.9% increase in 1999. Commercial real estate loans showed the largest increase for the year ended December 31, 1999, $14.1 million (26.7%) as compared to December 31, 1998. The opening of the Bank's downtown Portland branch, the introduction of commercial cash management products and the introduction of Internet banking for businesses, all during the first half of 1998, have been and will continue to be important to the Bank's ability to generate profitable growth in commercial loans.

Though commercial real estate loans are considered riskier than some other loan types, and continue to make up a large percentage of the Company's loan portfolio (55.5% at December 31, 1999), management believes that the combination of its expertise in this area and its lending practices allows the Company to manage the risk inherent in this type of lending.

Residential real estate loans declined $4.1 million during 1999, attributable to a combination of a generally higher interest rate environment in 1999, resulting in lower than anticipated originations, and competitive pressures resulting in a higher percentage of the Bank's 1999 originations being secondary market saleable as opposed to residential mortgage portfolio loans. The Bank has placed a renewed emphasis on residential lending in 2000 though improved technology and staffing in order to compete more effectively in this market.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Historical Background" - and -- "Loans" in the Company's 1999 Annual Report to Stockholders.

The following table sets forth the maturities of the loan portfolio by loan type as of December 31, 1999:


                                                      After
                                                     One But
                                            Within    Within    After
                                             Year       Five     Five
(dollars in thousands)                        One      Years     Years      Total
----------------------------------------------------------------------------------
Real estate mortgage loans:

      Residential loans                   $    10   $   794   $ 27,656   $ 28,460

      Commercial loans                      3,571    29,166     34,096     66,833

Real estate construction loans              2,832        --         --      2,832

Commercial and industrial loans             4,665     3,805        976      9,446

Consumer and other loans                      307     6,155      6,500     12,962
                                          -------   -------   --------   --------
      Total loans                         $11,385   $39,920   $ 69,228   $120,533
                                          =======   =======   ========   ========

Fixed interest rate                       $ 5,640   $25,183   $ 42,661   $ 73,484

Variable/adjustable interest rate           5,745    14,737     26,567     47,049
                                          -------   -------   --------   --------
                                          $11,385   $39,920   $ 69,228   $120,533
                                          =======   =======   ========   ========

The commercial real estate mortgage portfolio of approximately $66.8 million at December 31, 1999, as compared to $52.7 million at December 31, 1998, includes loans collateralized by apartment buildings, mixed use commercial buildings, retail buildings, office buildings and other income-producing properties. Substantially all of these loans are collateralized by mortgages on properties located in Maine. The maturities are set forth in the above table.

At December 31, 1999 and 1998, commercial and industrial loans totaled $9.4 million and $5.9 million, respectively. The Bank makes commercial and industrial loans collateralized by equipment and other corporate or personal assets, including accounts receivable, inventory, marketable securities and real estate. The terms and maturities of commercial loans are negotiated with the borrower, but generally the loans mature in seven years or less and bear interest at a fixed or adjustable rate.

Consumer loans originated by the Bank primarily include automobile, mobile home and boat loans, home improvement loans, loans collateralized by deposits, lines of credit collateralized by residential real estate and student loans under the Maine Guaranteed Student Loan Program. The interest on student loans is partially subsidized, and a minimum of 98% of each loan is guaranteed by the federal government. As of December 31, 1999, the Bank had approximately $13.0 million in consumer loans, compared to $13.3 million as of December 31, 1998. All consumer loans originated are reviewed for creditworthiness, adequacy of collateral and the borrowers' ability to repay.

Loan Originations

Residential mortgage loans originated by the Bank are primarily collateralized by property located within its existing market area in Maine. The Bank is an active residential mortgage lender. A significant percentage of loans originated are 1-4 family residential real estate loans, the majority of which are sold in the secondary market. In 1998 and years prior, the Bank continued to service most of the loans it sold in the secondary market. Beginning in 1999 the Bank began selling these loans on a servicing released basis. Most of the Bank's residential loans are originated using the Federal National Mortgage Association ("FNMA") underwriting guidelines.

The Bank's residential loan originations decreased 61.6% ($15.0 million) in 1999 as compared to 1998, primarily as a result of the higher interest rate environment, which resulted in decreased consumer demand to refinance residential mortgages. Historically the Bank has relied upon the refinance market for a significant portion of its residential loan originations. The Bank has developed a plan that it believes will increase residential loan volume by placing greater emphasis on originating purchase money residential loans as opposed to refinances. The plan also includes improved utilization of technology (an automated underwriting system) and increased use of commission based loan originators, in addition to the Bank's branch-based originations.

Commercial loan originations increased in 1999, as is reflected in the $17.7 million increase (30.1%) in total commercial loan outstandings at December 31, 1999 as compared to December 31, 1998. The Bank currently plans to further increase its commercial loan originations in 2000, however, the competition for commercial loans continues to be intense and its ability to do so is affected by both competitive and economic factors.

The level of residential, consumer and commercial loan originations going forward will depend upon a number of factors, including the level of interest rates, general economic conditions, the competitive environment and overall profitability of these loans.

The following table represents residential real estate and consumer loan originations for the years ended December 31, 1999, 1998 and 1997.


                                                 For the Year Ended December 31,
                                               ---------------------------------
(in thousands)                                    1999         1998         1997
--------------------------------------------------------------------------------
Originations(1):

      Residential real estate                  $ 9,345      $24,343      $18,216

      Consumer                                   1,813        4,322        3,001
                                               -------      -------      -------
      Total                                    $11,158      $28,665      $21,217
                                               =======      =======      =======

(1) Includes refinancing of existing portfolio and off balance sheet serviced loans.

For information on Allowance for Loan Losses and Nonperforming Assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1999 Annual Report to Stockholders.

Secondary Market Activity

The Bank is active in secondary market transactions primarily through the sale of long-term, fixed-rate residential mortgage loans that it originates. The sale of these loans serves as a means for the Bank to manage its overall interest rate sensitivity risk (consistent with the Bank's asset liability management policy), generates fee income and provides additional funds for lending and liquidity. The Bank generally seeks to originate longer term fixed-rate mortgages only when commitments to sell these mortgages can readily be obtained. Due to interest rate fluctuations and the timing between the commitment to the borrower and the closing and subsequent sale of the loan in the secondary market, such sales will be made at a premium or discount (depending on the current interest rate environment) and will result in realized gains or losses to the Bank on the transaction.

The Bank is an approved seller and servicer by and for the FNMA. However, on January 31, 1999, the Bank sold all of its FNMA residential mortgage servicing portfolio. The Bank currently sells all saleable loans on a servicing released basis. At December 31, 1999, the Bank was not servicing loans for others as compared to servicing $44.9 million of loans in its capacity as a subservicer at December 31, 1998. There was no servicing fee income related to serviced loans for the year ended December 31, 1999. Servicing fee income is reported as other income in the consolidated statements of operations, and for the two years ended December 31, 1998 and 1997, equaled $34,000 and $75,000, respectively.

INVESTMENT ACTIVITIES

The Company's investment portfolio is managed in accordance with a written investment policy adopted by the Board of Directors and reviewed on an annual basis. Under this policy, and in accordance with applicable provisions of the Bank Holding Company Act of 1956, as amended (the "BHCA"), without the prior approval of the Federal Reserve and the Board of Directors, the Company is prohibited from directly or indirectly purchasing shares of any company if such purchase would cause the Company's direct or indirect ownership to equal or exceed 5% of such company's outstanding shares. The Company's investment policy provides that all investment purchases of equity securities initiated by the Bank must receive the advance approval of the Board of Directors of the Bank. The Bank generally is prohibited by the Federal Deposit Insurance Act from acquiring or retaining, directly or indirectly, any equity investment of a type or in an amount that is not permissible for a national bank. The Company's investment portfolio is comprised primarily of U.S. government and agency obligations and equity securities. For a summary of investments, see Item 8, "Financial Statements and Supplementary Data -- Notes 1 and 4."

SOURCES OF FUNDS

General

Deposits and secured borrowings from customers and advances from the Federal Home Loan Bank ("FHLB") of Boston are the principal sources of Coastal's funds for use in lending and for other general business purposes. Coastal's deposits are primarily derived from the areas where its banking offices are located. Coastal does not actively solicit deposits outside the State of Maine or use brokers to obtain deposits.

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

The following table sets forth the Company's deposit balances at the dates indicated:

                                                                      December 31,
                                             ----------------------------------------------------------------
(dollars in thousands)                        1999           1998         1997          1996            1995
-------------------------------------------------------------------------------------------------------------
Noninterest bearing demand deposits         $ 11,962       $ 10,447     $  7,599     $  5,790        $  5,128
Interest bearing demand deposits              22,280         21,680       17,117       15,090          15,741
Savings and escrow deposits                   58,775         63,393       34,465       36,445          42,020
Time deposits                                 47,120         53,025       55,810       57,760          62,776
                                            --------       --------     --------     --------        --------
      Total                                 $140,137       $148,545     $114,991     $115,085        $125,665
                                            ========       ========     ========     ========        ========

Deposits totaled $140.1 million at December 31, 1999, a decrease of $8.4 million (or 5.7%) from the level of $148.5 million at December 31, 1998. This decrease is primarily attributable to the sale of the Bank's Kennebunk branch, which consisted of $12.5 million in deposits at the time of the sale in May 1999. For further information see Note 8 to the Company's Consolidated Financial Statements.

Additionally, in April 1996, the Bank sold its branch in Kezar Falls, Maine to Maine Bank & Trust Company. Included in the sale were all of the branch deposits totaling $9.9 million.

For the years ended December 31, 1999, 1998 and 1997, Coastal's average deposits and average rates consisted of the following:

                                                                 For the Year Ended December 31,
                                           --------------------------------------------------------------------
                                                   1999                    1998                     1997
                                           ----------------------  -----------------------  -------------------
                                           Average     Average     Average     Average      Average     Average
(dollars in thousands)                     Amount      Rate        Amount      Rate         Amount      Rate
---------------------------------------------------------------------------------------------------------------
Noninterest bearing demand deposits        $ 10,198                 $ 7,987                 $  6,483
Interest bearing demand deposits             19,548      2.32%       18,564      2.30%        18,197      2.46%
Savings Deposits                             62,914      3.67        52,750      3.78         34,831      2.71
Time deposits                                48,945      5.05        54,004      5.36         56,801      5.40
                                           --------                --------                 --------
Total                                      $141,605                $133,305                 $116,312
                                           ========                ========                 ========

At December 31, 1999, the maturities and weighted average interest rates of certificates of deposits over $100,000 were as follows:

                                                                                        December 31, 1999
                                                                              ----------------------------------
                                                                                                       Weighted
                                                                                     Balance            Average
Maturities (in months)                                                        (in thousands)      Interest Rate
----------------------------------------------------------------------------------------------------------------
3 months or less                                                                      $  725               4.82%
Over 3 - 6 months                                                                        100               4.50
Over 6 - 12 months                                                                       616               5.37
Over 12 months                                                                           496               5.27
                                                                                      ------
      Total                                                                           $1,937               5.09%
                                                                                      ======

As of December 31, 1999, Coastal had no brokered deposits.

Borrowings

The following table sets forth the amount of the Company's borrowed funds for the years ended December 31, 1999, 1998 and 1997:


                                                                        For the Year Ended December 31,
                                                                  ------------------------------------------
(in thousands)                                                      1999             1998             1997
------------------------------------------------------------------------------------------------------------
FHLB advances                                                     $ 27,748         $ 22,545         $ 13,294
Savings Bank Notes                                                   2,268            2,600            3,000
Secured borrowings                                                   2,980              967               --
                                                                  --------         --------         --------
                                                                  $ 32,996         $ 26,112         $ 16,294
                                                                  ========         ========         ========

The following table sets forth information regarding the weighted average interest expense at December 31 and the highest month end balances of the Company's total borrowings:

(in thousands)                                                         1999           1998           1997
----------------------------------------------------------------------------------------------------------
Weighted average interest rate of total borrowings                     5.87%          5.95%          5.99%

Highest month end balance of total borrowings                       $36,138        $27,266        $20,887

Average month end balance of total borrowings                       $28,407        $27,150        $16,778

The Bank also has been approved by the Federal Reserve Bank of Boston to obtain funds from its discount window for the purpose of maintaining the Bank's liquidity. At December 31, 1999, the Bank had pledged $10.1 million in 1-4 family residential real estate loans as collateral for future borrowings of up to $9.1 million from the Federal Reserve. No funds have been obtained from this source.

The Bank estimates that it has approximately $26.8 million in additional short-term borrowing capacity with the FHLB as of December 31, 1999. This amount fluctuates based on qualified collateral.

Federal Home Loan Bank

The Bank uses FHLB advances to expand its lending and investment activities and to enhance the Bank's mix of rate-sensitive assets and liabilities, e.g., to extend maturities or to improve liquidity.

At December 31, 1999, the Bank had outstanding $27.7 million in borrowings with a weighted average interest rate of 5.62% from the FHLB of Boston, maturing as follows:

                                                                      Amount                                Weighted
                                                                   Maturting                                 Average
           Due Date                                           (in thousands)              Rates        Interest Rate
--------------------------------------------------------------------------------------------------------------------
           2000                                                       $8,000        5.74-5.79%               5.76%
           2001                                                        6,748        6.05-6.25                6.20
           2003                                                        3,000             4.99                4.99
           2004                                                        3,000             5.79                5.79
           2005                                                        4,000             5.06                5.06
           2008                                                        3,000             5.16                5.16
                                                                     -------
                                                                     $27,748                                 5.62%
                                                                     =======


Amended Savings Bank Notes

On August 4, 1999, the Company entered into the First Amendment to Loan Agreement (the "First Amendment to Loan Agreement") amending the terms of the Loan Agreement, dated as of July 24, 1996 (the "Loan Agreement"), between the Company and a group of four Maine savings banks (the "Four Savings Banks"). Pursuant to the Loan Agreement, the Company borrowed a total of $4.0 million evidenced by promissory notes (the "Savings Bank Notes") in the amount of $1.0 million to each of the Four Savings Banks. Prior to the effective date of such modification to the Loan Agreement, the Savings Bank Notes bore interest, payable quarterly, at an annual rate of 10.85%, with semi-annual principal payments of $200,000 beginning in June 1998. The original maturity date was December 31, 2001. Pursuant to the First Amendment to Loan Agreement and the amended Savings Bank Notes (the "Amended Savings Bank Notes"), the term loan (balance $2.4 million at the time of refinance) bears interest at an annual rate of 8.0% until August 4, 2002, at which time the interest rate will convert to the Prime Rate as published in THE WALL STREET JOURNAL (the "WSJ"), adjustable daily, until the new maturity date of August 4, 2004. In addition, the Company is entitled to draw against a working capital line of credit up to a combined aggregate limit, including the balance outstanding at any time on the term loan, of $4.0 million. The interest rate on the line of credit is equal to the Prime Rate as published in the WSJ, adjusted daily and the maturity date is August 4, 2004.

In addition to reducing the interest rate, extending the maturity date, and providing the Company with a line of credit, the First Amendment to Loan Agreement modified or eliminated certain covenants and conditions contained in the Loan Agreement including, among other things: (i) limitations on borrowings by the Company and the Bank; (ii) prohibitions on transfers of assets of the Company or any subsidiary; (iii) prohibition of capital expenditures over $500,000 in any fiscal year; and (iv) certain provisions providing that it was a default by the Company should it fail to make certain reports or payments within specified time frames, which provisions have been made generally less restrictive as to time or amount. In addition, the First Amendment to Loan Agreement modified the prohibition on the payment of cash dividends by the Company contained in the Loan Agreement when the Company's debt-to-equity ratio on a parent only-basis exceeds 30% to increase the permissible ratio threshold to 50%.

In connection with the Amended Savings Bank Notes, one of the Four Savings Banks notes was purchased by one of the remaining three lenders. There is no prepayment penalty associated with the Amended Savings Bank Notes. Other terms and conditions, including the pledge of all of the Company's stock in the Bank as collateral, were affirmed and remain in effect.

Secured Borrowings

In May 1998, the Bank introduced a new cash management program for businesses. The program represents secured borrowings, which include agreements similar to repurchase agreements that are not FDIC insured. At December 31, 1999 and 1998 these secured borrowings totaled approximately $3.0 million and $1.0 million, respectively, and were collateralized by approximately $3.0 million and $1.0 million, respectively, in Bank owned investment securities.

For additional information on Borrowings, see "Note 9 -- Borrowings" in the Company's 1999 Annual Report to Stockholders.

EMPLOYEES

As of December 31, 1999, the Company and its subsidiary had 79 full-time equivalent employees.

COMPETITION

The Bank is a full service bank with seven banking offices in the southern Maine communities of Portland, Westbrook, Brunswick, Topsham, Freeport and Saco. Competition among financial institutions in the Bank's market area is intense and the Bank competes in obtaining funds and in making loans with other state and national banks, savings and loan associations, consumer financial companies, credit unions and other financial institutions which have far greater financial resources than those available to the Bank. The Bank also faces competition for deposits from money market funds and other securities funds offered by brokerage firms and other similar financial institutions. Competition among financial institutions is based upon interest rates and other credit and service charges, the quality of services rendered, the convenience of banking facilities and in the case of loans to larger commercial borrowers, relative lending limits.

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

On November 12, 1999, President Clinton signed legislation to reform the U.S. banking laws, including the BHCA. The changes made to the BHCA by this legislation, referred to as the Gramm-Leach-Bliley Act, became effective on March 11, 2000, and expanded the permissible activities of bank holding companies like the Company. In order to engage in the expanded activities, the Company would have to file a notice to become a financial holding company. As a financial holding company, the Company would be permitted to own and control depository institutions and to engage in activities that are financial in nature or incidental to financial activities, or activities that are complementary to a financial activity and do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. The legislation identifies certain activities that are deemed to be financial in nature, including nonbanking activities currently permissible for bank holding companies to engage in both within and outside the United States, as well as insurance and securities underwriting and merchant banking activities. The Federal Reserve is authorized under the legislation to identify additional activities that are permissible financial activities.

In order to become a financial holding company and take advantage of this new authority, the Company's depository institution subsidiaries, currently the Bank, must be well-capitalized and well-managed and have at least a satisfactory record of performance under the Community Reinvestment Act. No prior notice to the Federal Reserve would be required from a financial holding company to acquire a company engaged in nonbanking activities or to commence these activities directly or indirectly through a subsidiary. Although the Company could qualify to become a financial holding company, it has no present plan to change its status under the BHCA since it has no plans to acquire a nonbanking company or engage in any new nonbanking activities.

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

As a bank holding company, the Company is subject to capital adequacy guidelines of the Federal Reserve. The guidelines apply on a consolidated basis to bank holding companies with consolidated assets of $150 million or more. Under current Federal Reserve capital adequacy guidelines, bank holding companies generally must maintain a ratio of tier 1 capital to total assets of 4.0% to 5.0%. The minimum ratio is 3.0% for the most highly rated bank holding companies. The Federal Reserve's capital adequacy guidelines also require bank holding companies to maintain a minimum ratio of qualifying total capital to risk-weighted assets of 8.0%, including a minimum ratio of tier 1 capital to risk-weighted assets of 4.0%. The Company's ratios of tier 1 capital to total assets, tier 1 capital to risk-weighted assets, and qualifying total capital to risk-weighted assets of 8.37%, 14.56%, and 15.82%, respectively, at December 31, 1999 were in compliance with such guidelines.

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

Maine Bank Holding Company Regulation

Maine state law also regulates bank holding companies. The state law is designed to conform with the registration, application and reporting requirements of the Federal Reserve to the maximum extent feasible. As a holding company, the Company must register with the Maine Superintendent of Banking (the "Superintendent"), and must notify the Superintendent whenever there is a "material" change in the ownership of the Company. Any person or company that directly or indirectly acquires control of 5% or more of the Company's stock must similarly notify the Superintendent. If 5% or more of the stock in the Company or the Bank is to be acquired by a financial institution or by a financial institution holding company, the transaction would be subject to the prior approval of the Superintendent. Similarly, other transactions require advance approval by the Superintendent including, among other things, the acquisition of control of the Company or the Bank, the acquisition by the Company or the Bank of 5% or more of the stock of another financial institution and the engagement of the Company, Bank or a subsidiary thereof in a new activity closely related to banking.

Bank Regulation

As a BIF-insured savings bank, the Bank is subject to regulation, supervision and examination by the FDIC. The Bank also is subject to regulation, supervision and examination by the Maine Bureau of Banking.

The Maine Bureau of Banking, under the Superintendent, administers the Maine statutes which regulate the Bank's internal organization as well as its deposit, lending and investment activities. The Maine Bureau of Banking must approve any changes in the Bank's articles of incorporation, branch offices and major transactions, and must receive prior notice of any changes to the Bank's bylaws. Maine law also governs the Bank's ability to engage in nonbanking activities. The Maine Bureau of Banking conducts periodic examinations of the Bank as part of its supervision. Maine law requires the Bank to maintain capital levels in accordance with rules adopted by the Superintendent. Such capital requirements can be no less stringent than the capital requirements imposed by federal banking regulators on federally chartered institutions. If the Bank's capital becomes impaired, the Superintendent may order the Bank's Board of Directors to take the necessary steps to restore the deficiency. Maine law permits interstate branching in accordance with the provisions of federal law. Maine law also permits the establishment of de novo branches in Maine by out-of-state financial institutions on a reciprocal basis. Such provisions create enhanced competition for the Bank.

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

Under the guidelines, an institution not meeting one or more of the safety and soundness guidelines is required to file a compliance plan with the FDIC. In the event that an institution, such as the Bank, were to fail to submit an acceptable compliance plan or fail in any material respect to implement an accepted compliance plan within the time allowed by the FDIC, the institution would be required to correct the deficiency and the appropriate federal agency would also be authorized to: (i) restrict asset growth; (ii) require the institution to increase its ratio of tangible equity to assets; (iii) restrict the rates of interest that the institution may pay; or (iv) take any other action that would better carry out the purpose of the corrective action. The Bank believes it was in compliance with all such safety and soundness guidelines as of December 31, 1999.

The FDIC, in conjunction with the Superintendent, periodically conducts examinations of insured institutions and, based upon evaluations, may require a revaluation of assets of an insured institution and may require the establishment of specific reserves in amounts equal to the difference between such revaluation and the book value of the assets.

The FDIC also has adopted minimum capital regulations for insured state nonmember banks. Although there are some differences between the capital adequacy guidelines adopted by the Federal Reserve with respect to the Company and the FDIC with respect to the Bank, the primary elements of each are generally identical. Under the minimum leverage-based capital requirement adopted by the FDIC, insured state nonmember banks must maintain a ratio of Tier 1 capital to total assets of at least 3% to 5% depending on the Bank's CAMELS rating. Under such regulations, state nonmember banks must maintain a minimum ratio of qualifying total capital to risk-weighted assets of 8.0%, including a minimum ratio of Tier 1 capital to risk-weighted assets of 4.0%. At December 31, 1999, the Bank had a ratio of qualifying total capital to risk-weighted assets of 17.17%, a ratio of Tier 1 capital to risk-weighted assets of 15.90%, and a leverage ratio of 9.22%.

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

Under FDIC prompt corrective action regulations, insured institutions will be considered (i) "well capitalized" if the institution has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a leverage ratio of 5% or greater (provided that the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specified capital level for any capital measure), (ii) "adequately capitalized" if the institution has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater and a leverage ratio of 4% or greater (3% or greater if the institution is rated composite CAMELS 1 in its most recent report of examination and is not experiencing or anticipating significant growth), (iii) "undercapitalized" if the institution has a total risk-based capital ratio that is less than 8%, or a Tier 1 risk-based ratio of less than 4% and has a leverage ratio that is less than 4% (3% if the institution is rated composite CAMELS 1 in its most recent report of examination and is not experiencing or anticipating significant growth), (iv) "significantly undercapitalized" if the institution has a total risk-based capital ratio that is less than 6%, a Tier 1 capital risk-based capital to total adjusted assets that is less than 3% or a leverage ratio to adjusted total assets that is less than 3% and (v) "critically undercapitalized" if the institution has a ratio of tangible equity to total assets that is less than or equal to 2%. At December 31, 1999, the Bank was classified as a "well capitalized" institution. The FDIC and the Federal Reserve can impose severe restrictions upon undercapitalized institutions and their holding companies.

An insured state bank, such as the Bank, may not engage as principal in any activity that is not permissible for a national bank, unless the FDIC determines that the activity would pose no significant risk to the BIF and the state bank is in compliance with applicable capital standards. Activities of subsidiaries of insured state banks are similarly restricted to those activities permissible for subsidiaries of national banks, unless the FDIC determines that the activity would pose no significant risk to the BIF and the state bank is in compliance with applicable capital standards. An insured state bank may not, directly or indirectly, acquire or retain any equity investment of a type that is not permissible for a national bank except for a majority-owned subsidiary and certain investments in qualified housing projects. Provisions of the Gramm-Leach-Bliley Act permit national banks to establish financial subsidiaries that may engage in the activities noted above that will be permissible for financial holding companies, other than insurance underwriting, merchant banking and real estate development and investment activities. In order to exercise this authority, a bank and its depository institution affiliates must be well-capitalized, well-managed and have CRA ratings of at least "satisfactory." For a state bank, such activities also must be permissible under relevant state law. Under Maine law, the Bank may engage in any activity that national banks may engage in under federal law.

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

The Gramm-Leach-Bliley Act imposes certain obligations on financial institutions, including state-chartered savings banks like the Bank, to develop privacy policies, restrict the sharing of nonpublic customer data with nonaffiliated parties at the customer's request, and establish procedures and practices to protect and secure customer data. These privacy provisions will be implemented by regulations that will take effect on or after November 12, 2000.

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

Federal Home Loan Bank System

The Bank is a member of the FHLB of Boston, one of the 12 regional banks of the FHLB System. The FHLB System provides a central credit facility for member institutions. The Bank has the ability to borrow funds from the FHLB of Boston in order to maintain its liquidity. As a member of the FHLB of Boston, the Bank is required to own shares of capital stock in the FHLB of Boston in an amount at least equal to the greater of 1% of the aggregate principal amount of unpaid residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its advances (borrowings) from the FHLB of Boston, whichever is greater. The Bank was in compliance with this requirement with an investment at December 31, 1999 of $1.4 million.

Under applicable regulations, member banks are required to maintain at all times an amount of qualified collateral that is at least sufficient to satisfy the collateral maintenance level established by the FHLB. See "Business -- Sources of Funds -- Borrowings."

Federal Reserve System

The Federal Reserve has adopted regulations that require, among other things, that insured depository institutions maintain nonearning reserves against their transaction accounts (primarily NOW and regular checking accounts) and nonpersonal time deposits (those which are transferable or held by a person other than a natural person) with an original maturity of less than 18 months. At December 31, 1999, the Bank was in compliance with these requirements.

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

The deferred tax asset and offsetting valuation allowance as of September 30, 1996 and prior periods were principally the result of the Company's accumulation of net operating loss carryforwards. The deferred tax asset represents the estimated amount of future deductions for tax reporting purposes previously expensed for financial reporting purposes, and the estimated benefit from future income taxes the Company will not have to pay as a result of the net operating loss carryforwards. Prior to the fourth quarter of 1996, a 100% valuation allowance was maintained against the deferred tax asset as there were significant uncertainties regarding the Company's future and its ability to utilize its net operating loss carryforwards through sustained, profitable operations. Management believes that the completion of the July 1996 recapitalization, the payoff of the FDIC Note and the improved financial condition of the Company have reduced the uncertainties relating to the Company's ability to realize the benefits of the deferred tax asset. As a result, in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standard No. 109, the valuation allowance against the deferred tax asset was reduced by $4,811,000 in the fourth quarter of 1996.

In order to assist the Company in maintaining the benefit of the deferred tax asset, the Company amended its Restated Certificate of Incorporation in June 1996 to provide that absent approval by the Company's Board of Directors no person shall become or make an offer to become a beneficial owner of five percent or more of the Company's voting stock for a three year period, which provision expired June 11, 1999. For additional information relating to income taxes, refer to Note 12 to the Company's Consolidated Financial Statements.

The federal income tax returns of the Company have been examined and audited or closed without audit by the IRS for tax years through 1996 and such years are not subject to further IRS audit except with respect to carrybacks to those years.

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

ITEM 2.  PROPERTIES.

The Company primarily utilizes the premises, equipment and furniture of the Bank without direct payment of any rental or other fees to the Bank. The Bank's executive offices and operations center are located at 36 Thomas Drive, Westbrook, Maine. Effective on or about June 1, 2000, the Bank's executive offices and operations center will be located at 1200 Congress Street, Portland, Maine. The Bank currently maintains eight branches as listed below.

Location                     Address                              Leased/Owned              Lease Expiration
--------------------------   ----------------------------------   -----------------------   ------------------------
Brunswick                    83 Maine Street                      Owned                     n/a
                             Brunswick, ME

Brunswick                    14 Gurnet Road                       Owned                     n/a
                             Brunswick, ME

Freeport                     8 Mallet Drive                       Owned                     n/a
                             Freeport, ME

Portland                     120 Exchange Street                  Leased                    December 2002
                             Portland, ME

Portland                     1200 Congress Street                 Leased                    April 2010
                             Portland, ME

Saco                         Suite 32                             Leased                    January 2001
                             4 Scammon Drive                                                (currently negotiating
                             Saco, ME                                                       renewal)

Topsham                      47 Topsham Fair Mall Road            Building Owned            n/a
                             Topsham, ME                          Land Leased               June 2000
                                                                                            (lease provides for up
                                                                                            to five 5-year renewal
                                                                                            options)

Westbrook                    36 Thomas Drive                      Leased                    July 2000
                             Westbrook, ME

ITEM 3.  LEGAL PROCEEDINGS.

As of December 31, 1999, there were various claims and lawsuits pending against the Company incidental to the ordinary course of business. In the opinion of management, after consultation with legal counsel, resolution of these matters is not expected to have a material effect on the consolidated financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Company's stockholders during the fourth quarter of the fiscal year ended December 31, 1999.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Information required by this Item is set forth under the caption "Market for Registrant's Common Equity and Related Stockholder Matters" on page 27 of the Annual Report to Stockholders for the year ended December 31, 1999, which information is hereby incorporated herein by reference and specifically made a part hereof.

ITEM 6.  SELECTED FINANCIAL DATA.

Information required by this Item is set forth under the caption "Selected Financial Data" on pages 5 to 6 of the Annual Report to Stockholders for the year ended December 31, 1999, which information is hereby incorporated herein by reference and specifically made a part hereof.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Information required by this Item, other than new accounting standards and accounting standards adopted, is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 7 to 27 of the Annual Report to Stockholders for the year ended December 31, 1999, which information is hereby incorporated herein by reference and specifically made a part hereof. Information with regard to new accounting standards and accounting standards adopted, is set forth under Note 1 to the Company's Consolidated Financial Statements of the Annual Report to Stockholders for the year ended December 31, 1999, which information is hereby incorporated herein by reference and specifically made a part hereof.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Information required by this Item and the auditor's report thereon are set forth on pages 28 to 52 of the Annual Report to Stockholders for the year ended December 31, 1999, which information is hereby incorporated herein by reference and specifically made a part hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information required by this Item will be set forth under the captions "Election of Directors," "Executive Officers" and "Executive Compensation -- Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for the Company's 2000 annual meeting of stockholders. Such information is hereby incorporated herein by reference and specifically made a part hereof.

ITEM 11. EXECUTIVE COMPENSATION.

Information required by this Item will be set forth under the caption "Executive Compensation" in the Company's definitive proxy statement for the Company's 2000 annual meeting of stockholders. Such information is hereby incorporated herein by reference and specifically made a part hereof.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Information required by this Item will be set forth under the caption "Stock Owned by Management" in the Company's definitive proxy statement for the Company's 2000 annual meeting of stockholders. Such information is hereby incorporated herein by reference and specifically made a part hereof.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information required by this Item will be set forth under the caption "Executive Compensation -- Certain Transactions" in the Company's definitive proxy statement for the Company's 2000 annual meeting of stockholders. Such information is hereby incorporated herein by reference and specifically made a part hereof.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)(1) The following consolidated financial statements of First Coastal Corporation and Subsidiary, included in the Annual Report of the Registrant for the year ended December 31, 1999, are incorporated herein by reference in Item
8. The remaining information appearing in the Annual Report to Stockholders is not deemed to be filed as part of this Report, except as expressly provided herein.

Consolidated Balance Sheets as of December 31, 1999 and 1998

Consolidated Statements of Operations for each of the three years in the period ended December 31, 1999

Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 1999

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1999

Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 1999

Notes to Consolidated Financial Statements--December 31, 1999

Report of Independent Accountants

     (a)(2) All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions as either not applicable or required information is presented elsewhere.

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

     10.15 Purchase and Assumption Agreement, dated February 22, 1999, between Coastal Bank and Kennebunk Savings Bank (filed as Exhibit No. 10.15 to Annual Report on Form 10-K for the year ended December 31, 1998, File No. 0-14087, and incorporated herein by reference).

     10.16 First Coastal Corporation 1996 Stock Option and Equity Incentive Plan, as Amended, dated May 18, 1999 (filed herewith).

     10.17 First Amendment to Loan Agreement, dated as of August 4, 1999, among First Coastal Corporation and Androscoggin Savings Bank, Machias Savings Bank and Norway Savings Bank (collectively, the "Lenders") and Machias Savings Bank, as agent (filed as Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, File No. 0-14087 ("June 1999 Form 10-Q"), and incorporated herein by reference).

     10.18 Acknowledgment and Agreement, dated as of August 4, 1999, among First Coastal Corporation and the Lenders (filed as Exhibit 10.2 to June 1999 Form 10-Q, and incorporated herein by reference).

     10.19 Note Modification Agreement (Machias Note #1), dated as of August 4, 1999 for the benefit of Machias Savings Bank (filed as Exhibit 10.3 to June 1999 Form 10-Q, and incorporated herein by reference).

     10.20 Note Modification Agreement (Machias Note #2), dated as of August 4, 1999 for the benefit of Machias Savings Bank (filed as Exhibit 10.4 to June 1999 Form 10-Q, and incorporated herein by reference).

     10.21 Note Modification Agreement (Androscoggin Note), dated as of August 4, 1999 for the benefit of Androscoggin Savings Bank (filed as Exhibit 10.5 to June 1999 Form 10-Q, and incorporated herein by reference).

     10.22 Note Modification Agreement (Norway Note), dated as of August 4, 1999 for the benefit of Norway Savings Bank (filed as Exhibit 10.6 to June 1999 Form 10-Q, and incorporated herein by reference).

     10.23 Lease Agreement, dated as of October 26, 1999, between Coastal Bank and Olympia Equity Investors III, L.P. (filed as Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 0-14087, and incorporated herein by reference).

Exhibit No. 13 Annual Report to Security Holders

First Coastal Corporation 1999 Annual Report (filed herewith). Portions of the First Coastal Corporation 1999 Annual Report have been incorporated by reference into this Annual Report on Form 10-K.

Exhibit No. 21  Subsidiary of the Registrant

Subsidiary of the Company (filed herewith).

Exhibit No. 23 Consents of Experts and Counsel

Consent of PricewaterhouseCoopers LLP to incorporation by reference of its report dated February 8 , 2000 into the Company's Registration Statements on Form S-8 (No. 333-08631 and 333-79475) filed with the Securities and Exchange Commission on July 23, 1996 and May 27, 1999 (filed herewith).

Exhibit No. 27 Financial Data Schedule

     27.1 Financial Data Schedule for the year ended December 31, 1999 (filed herewith).

14(b) No Reports on Form 8-K were filed by the Company's during the fourth quarter of 1999.

14(c) Exhibits to this Annual Report on Form 10-K are attached or incorporated herein by reference as stated above.

14(d)  Not applicable.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            FIRST COASTAL CORPORATION

March 29, 2000                              By:  /s/ Gregory T. Caswell
                                                 ----------------------
                                                 Gregory T. Caswell
                                                 President and Chief
                                                 Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 29, 2000                              By:  /s/ Gregory T. Caswell
                                                 -------------------------------
                                                 Gregory T. Caswell
                                                 President and Chief Executive
                                                 Officer (Principal Executive
                                                 Officer)

March 29, 2000                              By:  /s/ Dennis D. Byrd
                                                 -------------------------------
                                                 Dennis D. Byrd
                                                 Vice President and Treasurer
                                                 (Principal Financial and
                                                 Accounting Officer)

And by a majority of the Board of Directors of the Registrant.

March 29, 2000                              By:  /s/ David B. Hawkes, Sr.
                                                 -------------------------------
                                                 David B. Hawkes, Sr.
                                                 Chairman of the Board
                                                 and Director

March 29, 2000                              By:  /s/ Gregory T. Caswell
                                                 -------------------------------
                                                 Gregory T. Caswell, Director

March 29, 2000                              By:  /s/ Dennis D. Byrd
                                                 -------------------------------
                                                 Dennis D. Byrd, Director

March 29, 2000                              By:  /s/ MaryEllen FitzGerald
                                                 -------------------------------
                                                 MaryEllen FitzGerald, Director

March 29, 2000                              By:  /s/ Roger E. Klein
                                                 -------------------------------
                                                 Roger E. Klein, Director

March 29, 2000                              By:  /s/ Normand E. Simard
                                                 -------------------------------
                                                 Normand E. Simard

March 29, 2000                              By:  /s/ Edward K. Simensky
                                                 -------------------------------
                                                 Edward K. Simensky, Director

March 29, 2000                              By:  /s/ Charles A. Stewart III
                                                 -------------------------------
                                                Charles A. Stewart III, Director


                                  EXHIBIT INDEX


Exhibit No.       Description
-----------       -----------

10.16             First Coastal Corporation 1996 Stock Option and Equity Incentive Plan, as Amended, dated May
                  18, 1999.

13                First Coastal Corporation 1999 Annual Report.

21                Subsidiary of the Company.

23                Consent of PricewaterhouseCoopers LLP to incorporation by reference of its report dated
                  February 8, 2000 into the Company's Registration Statements on Form S-8 (No. 333-08631 and
                  333-79475) filed with the Securities and Exchange Commission on July 23, 1996 and May 27, 1999.

27.1              Financial Data Schedule for the year ended December 31, 1999.