Form 10-Q
period 2000-03-31
FIRST COASTAL CORP
filed 2000-05-12
CIK 802763

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark one):    [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                      For the quarterly period ended MARCH 31, 2000
                                      OR
               [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the transition period from _________ to _________

                        Commission file number 0-14087

                           FIRST COASTAL CORPORATION
            (Exact name of registrant as specified in its charter)

                    DELAWARE                              06-1177661
(State or other jurisdiction of incorporation  (IRS Employer Identification No.)
             or organization

   36 THOMAS DRIVE, WESTBROOK, MAINE                     04092
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

                    Outstanding at May 10, 2000: 1,291,908

                                     INDEX

                   FIRST COASTAL CORPORATION AND SUBSIDIARY

PART I          FINANCIAL INFORMATION                                     PAGE
                ---------------------                                     ----

       Item 1.  Financial Statements

                Condensed Consolidated Balance Sheets (Unaudited) as         3
                of March 31, 2000 and December 31, 1999

                Condensed Consolidated Statements of Operations (Unaudited) 4 for the three months ended March 31, 2000 and 1999

                Condensed Consolidated Statements of Cash Flows (Unaudited) 5 for the three months ended March 31, 2000 and 1999

                Condensed Consolidated Statements of Comprehensive Income    6
                (Unaudited) for the three months ended March 31, 2000
                and 1999

                Notes to Condensed Consolidated Financial Statements         7
                (Unaudited), March 31, 2000

       Item 2. Management's Discussion and Analysis of Financial Condition 8 and Results of Operations

       Item 3.  Quantitative and Qualitative Disclosures About Market Risk  17

PART II         OTHER INFORMATION
                -----------------

       Item 1.  Legal Proceedings                                           18

       Item 2.  Changes in Securities and Use of Proceeds                   18

       Item 3.  Defaults Upon Senior Securities                             18

       Item 4.  Submission of Matters to a Vote of Security Holders         18

       Item 5.  Other Information                                           18

       Item 6.  Exhibits and Reports on Form 8-K                            18

SIGNATURES                                                                  19

PART I - FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS
-----------------------------

CONDENSED CONSOLIDATED BALANCE SHEETS                                                 (Unaudited)
First Coastal Corporation and Subsidiary                                               March 31,    December 31,
                                                                                     ------------   ------------
(in thousands)                                                                            2000          1999
----------------------------------------------------------------------------------------------------------------
ASSETS
Noninterest earning deposits and cash                                                 $    4,908    $    6,631
Interest earning deposits                                                                  9,321         5,793
                                                                                    ------------   -----------
  Cash and cash equivalents                                                               14,229        12,424
Investment securities:
  Available for sale (at market value; amortized cost: 2000 $56,350; 1999 $53,781)        54,915        51,823
Federal Home Loan Bank stock (at cost)                                                     1,484         1,391
Loans held for sale (at lower of cost or market)                                             541            83
Loans                                                                                    123,751       120,533
  Less:  Deferred loan fees, net                                                              (3)          (16)
         Allowance for loan losses                                                        (2,934)       (2,882)
                                                                                    ------------   -----------
                                                                                         120,814       117,635
Premises and equipment                                                                     2,698         2,559
Accrued interest receivable                                                                1,235         1,251
Real estate owned and repossessions                                                           41             -
Deferred tax asset                                                                         2,700         2,950
Other assets                                                                                 333           466
                                                                                    ------------   -----------
  TOTAL ASSETS                                                                        $  198,990    $  190,582
                                                                                    ============   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits                                                                              $  130,989    $  140,137
Federal Home Loan Bank borrowings                                                         32,541        27,748
Savings Bank Notes                                                                         2,167         2,268
Secured borrowings                                                                        15,407         2,980
Accrued expenses and other liabilities                                                       596           535
                                                                                    ------------   -----------
  TOTAL LIABILITIES                                                                      181,700       173,668
STOCKHOLDERS' EQUITY
Preferred Stock, $1.00 par value; Authorized 1,000,000 shares, none outstanding                -             -
Common Stock, $1.00 par value; Authorized 6,700,000 shares, issued as of March 31,
 2000 and December 31, 1999 - 1,360,527 shares                                             1,361         1,361

Paid-in-capital                                                                           31,751        31,751
Retained earnings (deficit)                                                              (14,260)      (14,579)
Accumulated other comprehensive income (loss)                                               (938)       (1,292)
Treasury stock (At March 31, 2000 and December 31, 1999 equaled 68,619 and
 34,534 shares, respectively)                                                               (624)         (327)

                                                                                    ------------   -----------
  TOTAL STOCKHOLDERS' EQUITY                                                              17,290        16,914
                                                                                    ------------   -----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $  198,990    $  190,582
                                                                                    ============   ===========

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
First Coastal Corporation and Subsidiary                           Three Months Ended March 31,
                                                                   ----------------------------
(in thousands, except share and per share amounts)                         2000            1999
-----------------------------------------------------------------------------------------------
INTEREST AND DIVIDEND INCOME
 Interest and fees on loans                                        $      2,692    $      2,340
 Interest and dividends on investment securities                            958             773
 Other interest income                                                       71             225
                                                                   ------------    ------------
 TOTAL INTEREST AND DIVIDEND INCOME                                       3,721           3,338
INTEREST EXPENSE
 Deposits                                                                 1,270           1,394
 Borrowings:
   Federal Home Loan Bank                                                   422             299
   Savings Bank Notes                                                        48              74
   Secured borrowings                                                        41              14
                                                                   ------------    ------------
 Total Interest Expense                                                   1,781           1,781
                                                                   ------------    ------------
Net Interest Income Before Provision for Loan Losses                      1,940           1,557
Provision for loan losses                                                     -               -
                                                                   ------------    ------------
Net Interest Income After Provision for Loan Losses                       1,940           1,557
NONINTEREST INCOME
 Services charges on deposit accounts                                       117             114
 Loss on investment securities transactions                                   -             (19)
 Gain on sales of mortgage loans and servicing rights                        21             467
 Other                                                                       22              20
                                                                   ------------    ------------
                                                                            160             582
                                                                   ------------    ------------
OPERATING EXPENSES
 Salaries and employee benefits                                             775             680
 Occupancy                                                                  178             164
 Net cost of operations of real estate owned and repossessions                -               1
 Other                                                                      651             607
                                                                   ------------    ------------
                                                                          1,604           1,452
                                                                   ------------    ------------
INCOME BEFORE INCOME TAXES                                                  496             687
Income Taxes                                                                177             232
                                                                   ------------    ------------
NET INCOME                                                         $        319    $        455
                                                                   ============    ============
PER SHARE AMOUNTS
Basic earnings per share:
  Weighted average shares outstanding                                 1,306,607       1,360,527
  Net income per share                                             $       0.24    $       0.33
                                                                   ============    ============
Diluted earnings per share:
  Weighted average shares outstanding                                 1,318,949       1,374,838
  Net income per share                                             $       0.24    $       0.33
                                                                   ============    ============

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
First Coastal Corporation and Subsidiary                                             Three Months Ended March 31,
                                                                                   -------------------------------
(in thousands)                                                                            2000            1999
------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
 Net Income                                                                          $         319   $         455
 Adjustments to reconcile net income to net cash provided by operating activities:
  Writedowns of REO                                                                              -               2
  Depreciation and amortization                                                                117              99
  Amortization (accretion) of investment securities premiums/discounts                        (287)             55
  Realized investment securities losses                                                          -              19
  Realized gains on assets held for sale                                                       (21)           (467)
  Loans originated for sale                                                                 (1,183)           (796)
  Sales of loans originated for sale                                                           746               -
  Decrease in interest receivable                                                               16              79
  Increase in interest payable                                                                   3              12
  Net change in other assets                                                                   342             538
  Net change in other liabilities                                                               58            (198)
                                                                                     -------------   -------------
Net cash provided (used) by operating activities                                               110            (202)
                                                                                     -------------   -------------
INVESTING ACTIVITIES
 Sales and maturities of securities available for sale                                       1,411           4,616
 Purchases of investment securities available for sale                                      (3,955)         (7,134)
 Net change in loans                                                                        (3,179)         (4,897)
 Net purchases of premises and equipment                                                      (256)            (36)
                                                                                     -------------   -------------
Net cash used by investing activities                                                       (5,979)         (7,451)
                                                                                     -------------   -------------
FINANCING ACTIVITIES
 Net change in deposits                                                                     (9,148)         (2,087)
 Proceeds from borrowings                                                                    8,000               -
 Payments on borrowings                                                                     (3,308)         (1,196)
 Net change in secured borrowings                                                           12,427             536
 Repurchase of common stock                                                                   (297)              -
                                                                                     -------------   -------------
Net cash provided (used) by financing activities                                             7,674          (2,747)
                                                                                     -------------   -------------

Increase (decrease) in cash and cash equivalents                                             1,805         (10,400)
Cash and cash equivalents at beginning of period                                            12,424          32,627
                                                                                     -------------   -------------
Cash and cash equivalents at end of period                                           $      14,229   $      22,227
                                                                                     =============   =============
NONCASH INVESTING ACTIVITIES
 Transfer of loans to real estate owned and repossessions                            $          41               -

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
First Coastal Corporation and Subsidiary                                          Three Months Ended March 31,
                                                                                  ----------------------------
(dollars in thousands)                                                                     2000          1999
--------------------------------------------------------------------------------------------------------------
NET INCOME                                                                          $       319   $        455

Other comprehensive income:
 Unrealized holding gains (losses) arising during the period (net of income
 taxes): 2000 - $188; 1999 - $(64)                                                          354           (124)

 Reclassification adjustment for realized gains (losses) included in net income,
 net of income taxes (taxes equaled: 1999 - $6)                                               -             13

                                                                                    ------------  ------------
                                                                                             354          (111)
                                                                                    ------------  ------------
Comprehensive income                                                                $        673  $        344
                                                                                    ============  ============

See notes to condensed consolidated financial statements.

FIRST COASTAL CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2000

NOTE 1   BASIS OF PRESENTATION
         ---------------------

The accompanying unaudited condensed consolidated financial statements of First Coastal Corporation (the "Company") and its subsidiary, Coastal Bank, have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results and other data for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and other documents filed by the Company with the Securities and Exchange Commission.

STOCK REPURCHASE PROGRAM

In February 2000, the Company's Board of Directors authorized an extension of the Company's stock repurchase program, with the intent to repurchase up to an additional 68,000 shares, or a total of 136,000 shares (10% of the outstanding common stock as of the June 1999 commencement date of the repurchase program). As of March 31, 2000, the total amount of common stock repurchased by the Company under the repurchase program totaled 68,619 shares, or 5.0% of its outstanding common stock as of the original June 1999 commencement date of the program. The stock repurchase program is expected to be in effect for up to an additional nine months, until approximately February 2001. Under the program, no shares knowingly will be purchased from officers or directors of the Company or from persons who hold in excess of five percent of the Company's outstanding shares of common stock. The Company continues to believe that its stock is undervalued, and that the purchase of the stock represents an effective utilization of capital and will result in increased earnings per share.

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

The following table sets forth the approximate number of shares used to calculate basic and diluted earnings per share ("EPS") for the three months ended March 31, 2000 and 1999.

                                                                   Three Months Ended
                                                                        March 31,
                                                              ----------------------------
                                                                      2000            1999
                                                              ------------    ------------
Weighted average shares outstanding for basic EPS                1,306,607       1,360,527
Effect of dilutive stock options (1)                                12,342          14,311
                                                              ------------    ------------
Weighted average shares outstanding for diluted
EPS                                                              1,318,949       1,374,838
                                                              ============    ============

(1) Shares considered anti-dilutive and therefore excluded from the calculation of the Company's weighted average shares outstanding for diluted EPS equaled 55,500 and 37,000 for the three months ended March 31, 2000 and 1999, respectively.


Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------   ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

BUSINESS

First Coastal Corporation (the "Company"), a Delaware corporation, is a bank holding company whose sole operating subsidiary is Coastal Bank ("Coastal Bank" or the "Bank"), a Maine chartered bank currently headquartered in Westbrook, Maine. The Bank was formed in 1981 through the consolidation of Brunswick Savings Institution and York County Savings Bank, which were organized in 1858 and 1860, respectively. The Company has no separate operations and its business consists of the business of the Bank. The Bank is engaged in customary banking activities, including attracting deposits and various lending activities, and conducts its business from seven branches in the counties of Cumberland, Sagadahoc and York. The Bank's deposits are insured by the Federal Deposit Insurance Corporation up to the limits provided by law.

This Quarterly Report on Form 10-Q, including statements made in this Management's Discussion and Analysis of Financial Condition and Results of Operations, contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as "believes," "expects," "may," "will," "should," "estimates," or "anticipates" or the negative thereof or other variations thereof or comparable terminology. All forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual transactions, results, performance or achievements of the Company to be materially different from those expressed or implied by such forward-looking statements. Although the Company has made such statements based on assumptions which it believes to be reasonable, there can be no assurance that the actual transactions, results, performance or achievements will not differ materially from the Company's expectations. For example, there are a number of important factors with respect to such forward-looking statements that could materially and adversely affect such forward-looking statements, such as (i) the impact of changes in market rates of interest, economic conditions, or competitive factors on the Company's deposit products and loan demand; (ii) the possibility that certain transactions, such as the successful relocation and transition to the new main office, the opening of new branches, the introduction of new banking products or other planned or contemplated events, may not occur; (iii) the possibility that operating expenses may be higher than anticipated; (iv) the effect of changes in the general economic and competitive conditions in markets in which the Company operates; (v) the Company's ability to continue to control its provision for loan losses, noninterest expense and to maintain its margin;
(vi) the level of demand for new and existing products; and (vii) legislative and regulatory changes, changes in tax policies, rates and regulations and changes in accounting principles, policies or guidelines. Should one or more of these risks or other uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in the forward-looking statements. The Company does not intend to update forward-looking statements. Investors are also directed to other information related to the Company in documents filed by the Company with the Securities and Exchange Commission.

MAINE CASH ACCESS, LLC (SM)

As part of the Bank's renewed focus on retail banking, Coastal Bank, in partnership with another community bank, has developed a statewide, surcharge free ATM alliance as a means of extending the geographic reach of the Bank's branch and ATM networks. Maine Cash Access(SM), involving approximately 16 Maine banks and 130 ATM machines, is anticipated to be operational during the second quarter 2000.

NEW PORTLAND MAIN OFFICE

The Bank has leased a new facility at 1200 Congress Street, Portland that is currently under construction and is expected to be available for occupancy during the second quarter of this year to serve as the Bank's new main office. The Bank will occupy the first two floors, totaling approximately 19,000 square feet of the modern three story building. The facility will include a branch and three-lane drive-through, ATM, commercial and retail banking offices, and space to support the Bank's loan, deposit and computer operations. The new facility is expected to improve customer accessibility, provide increased market awareness of Coastal Bank, result in enhanced overall service for existing and prospective customers and provide space for growth.

RESULTS OF OPERATIONS

OVERVIEW

The Company reported net income of $319,000 for the three months ended March 31, 2000, compared to net income of $455,000 for the same period in 1999. Net income for the three months ended March 31, 1999 included an after-tax gain of approximately $300,000 resulting from the sale of the Bank's residential mortgage servicing portfolio.

NET INTEREST INCOME

Net interest income increased by $383,000 for the three months ended March 31, 2000 as compared to the same period in 1999. The increase in net interest income was the result of a $383,000 increase in interest income, while interest expense remained unchanged as compared to the first quarter of 1999. The increase in interest income is attributable to an increase in interest and fees on loans of $352,000, primarily resulting from increased average balances of $15.1 million, and an increase in the yield on investment securities, which increased from 5.70% to 7.00%.

The following table sets forth, for the periods indicated, information regarding the Company's ratios of net interest rate spread and net interest rate margin:

                                      For the Three Months Ended
                   -------------------------------------------------------------
                   3/31/00   12/31/99   9/30/99   6/30/99   3/31/99   12/31/98
                   -------------------------------------------------------------
Net Interest Rate
  Spread            3.78%      3.86%     3.59%     3.67%     3.06%      3.40%
Net Interest Rate
  Margin            4.27%      4.32%     4.06%     4.11%     3.50%      3.86%

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

                                                                   For the Three Months Ended March 31,
                                              ---------------------------------------------------------------------------
                                                               2000                                 1999
                                              -----------------------------------     -----------------------------------
                                                 Average                                Average
                                                 Balance     Interest   Yield (1)       Balance    Interest   Yield (1)
-------------------------------------------------------------------------------------------------------------------------
ASSETS:
Interest earning cash                             $  5,202      $   71     5.39%        $ 18,638     $  225      4.83%
Investments                                         54,878         958     7.00           55,011        773      5.70
Loans (2) (3)
     Residential real estate mortgages              29,685         589     7.94           33,551        670      7.99
     Commercial real estate mortgages               68,566       1,564     9.15           54,042      1,232      9.24
     Commercial and industrial loans                10,507         241     9.21            5,982        134      9.12
     Consumer loans                                 13,332         298     8.96           13,414        304      9.19
                                                  --------      ------                  --------     ------
          Total loans                              122,090       2,692     8.84          106,989      2,340      8.87

Total interest earnings assets                     182,170       3,721     8.19          180,638      3,338      7.50
Noninterest earning assets                           8,940                                 8,726
                                                  --------                              --------
          Total assets                            $191,110                              $189,364
                                                  ========                              ========
LIABILITIES:
Deposits
     Savings                                      $ 57,533         532     3.71         $ 65,356        617      3.83
     NOW and money market accounts                  21,427         131     2.46           18,986        109      2.33
     Certificates of deposit                        47,105         607     5.17           52,413        668      5.17
                                                  --------      ------                  --------     ------
          Total interest bearing deposits          126,065       1,270     4.04          136,755      1,394      4.14
Borrowings                                          31,693         470     5.95           24,536        373      6.16
Secured borrowings                                   4,129          41     3.97            1,334         14      4.19
                                                  --------      ------                  --------     ------
          Total interest bearing liabilities       161,887       1,781     4.41          162,625      1,781      4.44
Noninterest bearing deposits                        11,160                                 8,820
Noninterest bearing liabilities                        345                                   370
Stockholders' equity                                17,718                                17,549
                                                  --------                              --------
          Total liabilities and stockholders'
            equity                                $191,110                              $189,364
                                                  ========                              ========
Net interest income                                             $1,940                               $1,557
                                                                ======                               ======
Net interest rate spread  (4)                                              3.78%                                 3.06%
Net interest rate margin  (5)                                              4.27%                                 3.50%

(1) Annualized.
(2) For purposes of these computations, loans held for sale and nonaccrual loans are included in the average loan amounts outstanding.
(3) Fees from loans are included in interest income from loans.
(4) Return on interest earning assets less cost of interest bearing liabilities.
(5) Net interest income divided by average interest earning assets.

INTEREST INCOME

Interest income increased $383,000 for the three months ended March 31, 2000 as compared to the same period in 1999. This increase is primarily attributable to a $15.1 million increase in average loan balances and an increase in the yield on investment securities of 1.30% for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. The increase in loan balances is primarily the result of the reallocation of approximately $13.4 million in lower yielding cash balances to higher yielding loan balances. This shift in the allocation of interest earning assets and the higher yield received on investment securities and cash contributed to the 0.69% increase in the yield on total interest earning assets, to 8.19% for the three months ended March 31, 2000 as compared to 7.50% for the three months ended March 31, 1999. The yield on average loan balances declined 0.03% for the three months ended March 31, 2000 as compared to the same period in 1999.

INTEREST EXPENSE

Interest expense was unchanged for the three months ended March 31, 2000 as compared to the same period in 1999. Interest expense on deposits declined $124,000 for the three months ended March 31, 2000 as compared to the same period in 1999. Offsetting this decrease was an increase in interest expense of $123,000 related to borrowings for the three months ended March 31, 2000 as compared to the same period in 1999. Average deposit balances declined $10.7 million at March 31, 2000 as compared to the three months ended March 31, 1999, mainly as a result of the sale of the Bank's Kennebunk branch in May of 1999, which included $12.5 million in deposits. Additionally, average balances on Federal Home Loan Bank ("FHLB") borrowings and secured borrowings increased $7.2 million and $2.8 million, respectively, for the three months ended March 31, 2000 as compared to the same period in 1999. The Company's overall cost of funds declined 0.03%, primarily as a result of the decline in rates paid on savings accounts.

As competitive pressures continue, the cost of funds to financial institutions may rise relative to market interest rates, thereby narrowing the spread on interest earning assets as compared to interest bearing liabilities.

PROVISION FOR LOAN LOSSES

There was no provision for loan losses expense for the three months ended March 31, 2000 and 1999. The absence of a provision for loan losses in 2000 and 1999 is primarily attributable to the continued low level of nonperforming loans and potential problem loans (as compared to historical levels), and the result of management's review of the portfolio and determination of the adequacy of the allowance for loan losses at March 31, 2000.

NONINTEREST INCOME

Noninterest income decreased $422,000 for the three months ended March 31, 2000 as compared to the same period in 1999. This decrease is attributable to a $460,000 pre-tax gain received on the sale of the Bank's residential mortgage servicing portfolio in the first quarter of 1999.

OPERATING EXPENSES

Operating expense increased $152,000 for the three months ended March 31, 2000 as compared to the same period in 1999. The increase in salaries and benefits was primarily attributable to changes in staffing levels (including additional staff in connection with the Bank's new main office expected to open during the second quarter of 2000) and annual salary increases. Management anticipates operating expenses for the balance of 2000 and 2001 to further increase as a result of several additional business initiatives that are currently contemplated or underway, including (i) the Bank's lease of a new main office and related furniture, fixtures and equipment expenses, which is estimated to increase the Company's occupancy expense approximately $300,000 annually, (ii) the opening of additional branches over the next several years in the Greater Portland market, (iii) the introduction of a number of new retail banking products, and (iv) the Bank's continued expansion of its overall banking activities.

FINANCIAL CONDITION

TOTAL ASSETS

At March 31, 2000, total assets equaled $199.0 million, representing an increase of $8.4 million (or 4.4%) from total assets of $190.6 million at December 31, 1999. This increase was the result of a $1.8 million increase in cash and cash equivalents, a $3.1 million increase in investment securities and a $3.2 million increase in loan balances. Deposit balances declined $9.1 million during the three months ended March 31, 2000 as a result of the transfer of one class of commercial deposits totaling $10.1 million to secured borrowings, which increased $12.4 million during this period. Additionally, FHLB borrowings increased $4.8 million.

INVESTMENTS

The Company's investment portfolio is comprised primarily of U.S. government and agency obligations. Total investment securities at March 31, 2000 were $54.9 million compared to $51.8 million at December 31, 1999, an increase of $3.1 million. This increase is primarily attributable to the purchase of $4.0 million in mortgage-backed securities and a $0.5 million decline in the unrealized loss on available for sale securities, partially offset by $0.3 million in U.S. government obligations which matured, and $1.0 million in prepayments and amortization on mortgage-backed securities and amortization of premiums or discounts on investment securities.

The following table sets forth the amortized cost and fair value of investment securities for each major security type at March 31, 2000.

                                                March 31, 2000
                               ----------------------------------------------
                                              Gross       Gross       Fair
                                 Amortized  Unrealized  Unrealized   Market
        (in thousands)             Cost       Gains      (Losses)     Value
-----------------------------------------------------------------------------
Available for sale:
  U.S. government obligations    $  19,922  $       3  $    (419)   $  19,506
  U.S. government agency notes       1,000          -        (84)         916
  Mortgage backed securities        34,955         40       (975)      34,020
  Equity securities                    473          -          -          473
                                 ---------  ---------  ---------    ---------
                                 $  56,350  $      43  $  (1,478)   $  54,915
                                 =========  =========  =========    =========

The after-tax unrealized loss on investment securities classified as available for sale was $938,000 and $1,292,000, at March 31, 2000 and December 31, 1999,
respectively.

The following table represents the contractual maturities for investments in debt securities for each major security type at March 31, 2000.

                                              March 31, 2000
                               ------------------------------------------
                                                 Maturing
                               ------------------------------------------
                                          After One
                                  Within  But within   After
        (in thousands)           One Year    Five    Five Years   Total
-------------------------------------------------------------------------
Available for sale:
  U.S. government obligations    $    248  $  2,100    $ 17,158  $ 19,506
  U.S. government agency                -         -         916       916
  Mortgage backed securities            -         -      34,020    34,020
                                 --------  --------    --------  --------
                                 $    248  $  2,100    $ 52,094  $ 54,442
                                 ========  ========    ========  ========

LOANS HELD FOR SALE

Loans held for sale equaled $541,000 at March 31, 2000 as compared to $83,000 at December 31, 1999, an increase of $458,000. The outstanding dollar amount of loans held for sale can vary greatly from period to period, affected by such factors as mortgage origination levels, the timing and delivery of loan sales, changes in market interest rates and asset liability management strategies.

LOANS

Loans consisted of the following:

                               March 31,      December 31,
                             -----------------------------
(in thousands)                    2000             1999
----------------------------------------------------------
Real estate mortgage loans:
  Residential                 $   28,288      $   28,460
  Commercial                      66,930          66,833
Real estate construction           3,012           2,832
Commercial and industrial         11,757           9,446
Consumer and other                13,764          12,962
                              ----------      ----------
  Total                       $  123,751      $  120,533
                              ==========      ==========

Loans increased $3.2 million (or 2.7%) at March 31, 2000 as compared to December 31, 1999. The increase is attributable to a $2.3 million increase in commercial and industrial loans and a $0.8 million increase in consumer loans.

ALLOWANCE FOR LOAN LOSSES ("ALLOWANCE")

The Company's Allowance was $2.9 million at March 31, 2000 and December 31, 1999. For the three months ended March 31, 2000, loan recoveries equaled $97,000 and exceeded charged-off loans of $46,000. There was no provision for loan losses during the three months ended March 31, 2000. The Allowance represented 2.4% of total loans at March 31, 2000 and December 31, 1999, respectively. Management believes that in accordance with the Bank's Allowance for Loan Loss Policy, the Allowance is adequate at March 31, 2000. However, future additions to the Allowance may be necessary based on changes in the financial condition of various borrowers, new information that becomes available relative to various borrowers and loan collateral, growth in the size or changes in the mix or concentration risk of the loan portfolio, as well as changes in local, regional or national economic conditions. In addition, various regulatory authorities, as an integral part of their examination process, periodically review the Bank's Allowance. Such authorities may require the Bank to increase the Allowance based upon information available to them and their judgments at the time of their examination.

NONPERFORMING ASSETS

Information with respect to nonperforming assets is set forth below:

                                           March 31,     December 31,
                                         ----------------------------
(in thousands)                               2000             1999
---------------------------------------------------------------------
Nonaccrual loans                           $     304      $       373
Accruing loans past due 90 days or more          262              167
Restructured loans                               155                -
Real estate owned and repossessions               41                -
                                           ---------      -----------
     Total                                 $     762      $       540
                                           =========      ===========

Nonperforming assets increased $222,000 at March 31, 2000 as compared to December 31, 1999. While the current level of nonperforming assets remains low compared to historical levels, the Bank continues to hold a large concentration of commercial real estate loans. The collateral coverage for these loans, should they become nonperforming, may not be adequate to protect the Bank from potential losses. Deterioration in the local economy or real estate market, or upward movements in interest rates could adversely impact the performance and/or value of the underlying collateral for these loans and could have an adverse impact on the Bank's loan portfolio, and in particular, currently performing commercial real estate loans. In addition, deterioration in the local economy or adverse changes in the financial condition of various borrowers could have an impact on the Bank's entire loan portfolio (including commercial real estate). These factors could result in an increased incidence of loan defaults and, as a result, an increased level of nonperforming loans and assets. In addition, while the current level of nonperforming assets is encouraging, this level is considered by management to be so low that it is unlikely to be sustained.

IMPAIRED LOANS

At March 31, 2000, the recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114 totaled $459,000, as compared to $373,000 at December 31, 1999. At March 31, 2000, the corresponding allocated reserves totaled $37,000 (relating to two impaired loans with balances totaling $163,000). All impaired loans were classified as nonaccrual or troubled debt restructures at March 31, 2000 and December 31, 1999. The income recorded on a cash basis relating to impaired loans equaled $8,000 and $2,000 at March 31, 2000 and 1999, respectively. The average balance of outstanding impaired loans was $459,000 and $330,000 at March 31, 2000 and December 31, 1999, respectively. All of the impaired loans were collateralized by real estate at March 31, 2000.

REAL ESTATE OWNED ("REO")

REO consists of properties acquired through mortgage loan foreclosure proceedings, repossessions or in full or partial satisfaction of outstanding loan obligations. At March 31, 2000, REO totaled $41,000, consisting of one commercial real estate property which was subsequently sold in the second quarter of 2000. At December 31, 1999 the Bank had no REO properties.

LIQUIDITY - BANK

Deposits totaled $131.0 million at March 31, 2000, a decrease of $9.1 million (or 6.5%) from the level of $140.1 million at December 31, 1999.

Deposit balances were as follows:

                                       March 31,      December 31,
                                     -----------------------------
(in thousands)                            2000             1999
------------------------------------------------------------------
Noninterest bearing demand deposits    $   12,257      $    11,962
Interest bearing demand deposits           16,322           22,280
Savings and escrow deposits                55,015           58,775
Time deposits                              47,395           47,120
                                       ----------      -----------
     Total                             $  130,989      $   140,137
                                       ==========      ===========

The $9.1 million decline in deposit balances was primarily attributable to the transfer of one class of commercial deposits totaling $10.1 million to secured borrowings. These funds have no maturity and may be withdrawn at any time. In the event of a substantial withdrawal, it may be necessary to replace these funds with borrowings from an alternative source which may result in increased interest expense to the Bank.

LIQUIDITY - COMPANY

On a parent company only basis ("parent"), the Company conducts no separate operations. Its business consists of the operations of its banking subsidiary. In addition to debt service relating to the promissory notes issued to a group of three Maine savings banks (the "Savings Banks") in the aggregate principal amount of $2.2 million at March 31, 2000, the Company's expenses consist primarily of Delaware franchise taxes associated with the Company's authorized capital stock and various other expenses. These expenses, including legal, certain audit and other professional fees, insurance and other expenses, are allocated between the Bank and the Company based upon the relative benefits derived. At March 31, 2000, the parent's cash and cash equivalents totaled $275,000.

In February 2000, the Company's Board of Directors authorized an extension of the Company's stock repurchase program, with the intent to repurchase up to an additional 68,000 shares, or a total of 136,000 shares (10% of the outstanding common stock as of the June 1999 commencement date of the repurchase program). As of March 31, 2000, the Company had repurchased 68,619 shares of its common stock under the program. The stock repurchase program is expected to be in effect until approximately February 2001.

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

The Loan Agreement dated August 4, 1999, between the Company and the Savings Banks contains certain terms, restrictions and covenants, such as restrictions regarding the conditions under which cash dividends may be paid by the Company (including a prohibition on the payment of cash dividends to its stockholders as long as the Company's debt-to-equity ratio on a parent-only basis exceeds 50%), and a requirement that the Company and the Bank maintain certain minimum capital ratios. At March 31, 2000, the Company's debt-to-equity ratio and regulatory capital ratios would have permitted the payment of a dividend by the Company under the terms of the Loan Agreement.

The Company suspended the payment of cash dividends to its stockholders in the fourth quarter of 1989 and has not paid any cash dividends to its stockholders since that time.

CAPITAL - BANK

The table below sets forth the regulatory capital requirements and capital ratios for the Bank at March 31, 2000 and December 31, 1999:

(dollars in thousands)                                          March 31, 2000     December 31, 1999
----------------------------------------------------------------------------------------------------
Tier 1 capital (Leverage) to total assets (1) ratio
  Qualifying capital                                                   $ 17,615             $ 17,244
  Actual %                                                                 9.33%                9.22%
  Minimum requirements for capital adequacy %                              4.00%                4.00%
  Average quarterly assets                                             $188,856             $187,070
Tier 1 capital to risk-weighted assets
  Qualifying capital                                                   $ 17,615             $ 17,244
  Actual %                                                                15.22%               15.90%
  Minimum requirements for capital adequacy %                              4.00%                4.00%
Total capital to risk-weighted assets (Tier 1 and Tier 2)
  Qualifying capital                                                   $ 19,080             $ 18,618
  Actual %                                                                16.49%               17.17%
  Minimum requirement for capital adequacy %                               8.00%                8.00%
  Risk-weighted assets                                                 $115,732             $108,419

(1) Calculated on an average quarterly basis less disallowed portion of the deferred tax asset.

CAPITAL - COMPANY

The table below sets forth the regulatory capital requirements and capital ratios for the Company at March 31, 2000 and December 31, 1999:

                   (dollars in thousands)                       March 31, 2000     December 31, 1999
----------------------------------------------------------------------------------------------------
Tier 1 capital (Leverage) to total assets (1) ratio
  Qualifying capital                                                 $   16,028           $   15,756
  Actual %                                                                 8.47%                8.37%
  Minimum requirements for capital adequacy %                         4.00-5.00%           4.00-5.00%
  Average quarterly assets                                           $  189,260           $  188,154
Tier 1 capital to risk-weighted assets
  Qualifying capital                                                 $   16,028           $   15,756
  Actual %                                                                13.84%               14.56%
  Minimum requirements for capital adequacy %                              4.00%                4.00%
Total capital to risk-weighted assets (Tier 1 and Tier 2)
  Qualifying capital                                                 $   17,494           $   17,128
  Actual %                                                                15.11%               15.82%
  Minimum requirement for capital adequacy %                               8.00%                8.00%
  Risk-weighted assets                                               $  115,781           $  108,243

(1) Calculated on an average quarterly basis less disallowed portion of the deferred tax asset.

YEAR 2000 ISSUE

In accordance with guidelines provided by the Federal Financial Institutions Examination Council, the Company established a Year 2000 Action Committee to address the risks related to potential computer problems associated with the Year 2000 date change, including the development and implementation of a strategy to minimize the impact of Year 2000 risk relating to the Bank's information technology systems and non-information technology systems. During the turn of the millennium, Bank staff was on hand to validate all systems, including computer, telephone and ATMs, as well as testing for data integrity. As a result, the Company did not experience any significant problems or interruptions in service resulting from the Year 2000 date change or adverse implications to the Bank's borrowers or depositors. The Company will continue to monitor its computerized and other electronic systems throughout 2000 for any potential problems that may arise. However, management does not anticipate any disruptions in its operations resulting from Year 2000 systems problems.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

Not applicable.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------

As of March 31, 2000, there were various claims and lawsuits pending against the Company incidental to the ordinary course of business. In the opinion of management, after consultation with legal counsel, resolution of these matters is not expected to have a material effect on the Company's consolidated financial position or results of operations.

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

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

(a)  The exhibits that are filed with this Form 10-Q are set forth below:

     27.1   Financial Data Schedule.

(b) The Company filed a Current Report on Form 8-K on February 16, 2000, announcing that its Board of Directors authorized an extension of the Company's stock repurchase program.

                           FIRST COASTAL CORPORATION


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              FIRST COASTAL CORPORATION


Date: May 12, 2000            By:  /s/ Gregory T. Caswell
                                  -------------------------------------
                                  Gregory T. Caswell
                                  President and Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: May 12, 2000            By:  /s/ Gregory T. Caswell
                                   ------------------------------------
                                   Gregory T. Caswell
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)


Date: May 12, 2000            By:  /s/ Dennis D. Byrd
                                   ------------------------------------
                                   Dennis D. Byrd
                                   Vice President and Treasurer
                                   (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

Exhibit No.         Description of Exhibit
-----------         ----------------------

27.1                Financial Data Schedule (filed herewith).