Form 10-Q
period 2000-06-30
FIRST COASTAL CORP
filed 2000-08-11
CIK 802763

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark one):    [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                      For the quarterly period ended JUNE 30, 2000

                                       OR

               [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

                         Commission file number 0-14087

                           FIRST COASTAL CORPORATION
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)



         DELAWARE                                  06-1177661
-------------------------------           ---------------------------------
(State or other jurisdiction of           (IRS Employer Identification No.)
 incorporation or organization

 1200 CONGRESS STREET, PORTLAND, MAINE                  04102
----------------------------------------              ---------
(Address of principal executive offices)              (Zip Code)

                                 (207) 774-5000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                        36 THOMAS DRIVE, WESTBROOK, MAINE
                 ----------------------------------------------
                 (Former address, if changed since last report)

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

                    Outstanding at August 7, 2000: 1,246,794

                                     INDEX

                    FIRST COASTAL CORPORATION AND SUBSIDIARY


PART I              FINANCIAL INFORMATION                                              Page
                    ---------------------                                              ----
           Item 1.  Financial Statements

                    Condensed Consolidated Balance Sheets (Unaudited) as of June          3
                    30, 2000 and December 31, 1999

                    Condensed Consolidated Statements of Operations (Unaudited)           4
                    for the three and six months ended June 30, 2000 and 1999

                    Condensed Consolidated Statements of Cash Flows (Unaudited)           6
                    for the six months ended June 30, 2000 and 1999

                    Condensed Consolidated Statements of Comprehensive Income             7
                    (Unaudited) for the three and six months ended June 30, 2000 and 1999

                    Notes to Condensed Consolidated Financial Statements                  8
                    (Unaudited), June 30, 2000

           Item 2.  Management's Discussion and Analysis of Financial Condition           9
                    and Results of Operations

           Item 3.  Quantitative and Qualitative Disclosures About Market Risk           20

PART II             OTHER INFORMATION
                    -----------------

           Item 1.  Legal Proceedings                                                    21

           Item 2.  Changes in Securities and Use of Proceeds                            21

           Item 3.  Defaults Upon Senior Securities                                      21

           Item 4.  Submission of Matters to a Vote of Security Holders                  21

           Item 5.  Other Information                                                    21

           Item 6.  Exhibits and Reports on Form 8-K                                     21

SIGNATURES                                                                               22

PART I - FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS
-----------------------------

CONDENSED CONSOLIDATED BALANCE SHEETS                           Unaudited)
First Coastal Corporation and Subsidiary                         June 30,       December 31
                                                               ------------   --------------
(in thousands)                                                    2000             1999
--------------------------------------------------------------------------------------------
ASSETS
Noninterest earning deposits and cash                          $   7,168        $   6,631
Interest earning deposits                                         11,305            5,793
                                                               ---------        ---------
  Cash and cash equivalents                                       18,473           12,424
Investment securities:
  Available for sale (at market value; amortized cost:
    2000 $58,127; 1999 $53,781)                                   56,934           51,823
Federal Home Loan Bank stock (at cost)                             1,717            1,391
Loans held for sale (at lower of cost or market)                     785               83
Loans                                                            123,680          120,533
  Deferred loan fees, net                                              7              (16)
  Allowance for loan losses                                       (2,949)          (2,882)
                                                               ---------        ---------
    Loans, net                                                   120,738          117,635
Premises and equipment                                             3,129            2,559
Accrued interest receivable                                        1,361            1,251
Real estate owned and repossessions                                 --               --
Deferred tax asset                                                 2,402            2,950
Other assets                                                         288              466
                                                               ---------        ---------
  TOTAL ASSETS                                                 $ 205,827        $ 190,582
                                                               =========        =========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits                                                       $ 132,927        $ 140,137
Federal Home Loan Bank borrowings                                 34,331           27,748
Savings Bank Notes                                                 2,064            2,268
Secured borrowings                                                18,672            2,980
Accrued expenses and other liabilities                               424              535
                                                               ---------        ---------
  TOTAL LIABILITIES                                              188,418          173,668
STOCKHOLDERS' EQUITY
Preferred Stock, $1.00 par value; Authorized
  1,000,000 shares, none outstanding                                  --               --
Common Stock, $1.00 par value; Authorized
  6,700,000 shares, issued as of June 30, 2000
  and December 31, 1999 - 1,360,527 shares                         1,361            1,361

Paid-in-capital                                                   31,751           31,751
Retained earnings (deficit)                                      (13,981)         (14,579)
Accumulated other comprehensive loss                                (780)          (1,292)
Treasury stock (At June 30, 2000 and December 31, 1999
  equaled 105,033 and 34,534 shares, respectively)                  (942)            (327)

                                                               ---------        ---------
  TOTAL STOCKHOLDERS' EQUITY                                      17,409           16,914
                                                               ---------        ---------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $ 205,827        $ 190,582
                                                               =========        =========

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
First Coastal Corporation and Subsidiary                             Three Months Ended June 30,
                                                                     ---------------------------
(in thousands, except share and per share amounts)                      2000              1999
------------------------------------------------------------------------------------------------
INTEREST AND DIVIDEND INCOME
Interest and fees on loans                                          $     2,782       $    2,455
Interest and dividends on investment securities                             953              891
Other interest income                                                       102              156
                                                                    -----------       ----------
 TOTAL INTEREST AND DIVIDEND INCOME                                       3,837            3,502
INTEREST EXPENSE
 Deposits                                                                 1,209            1,307
Borrowings:
 Federal Home Loan Bank                                                     462              291
   Savings Bank Notes                                                        33               75
   Secured borrowings                                                       171               18
                                                                    -----------       ----------
 Total Interest Expense                                                   1,875            1,691
                                                                    -----------       ----------
Net Interest Income Before Provision for Loan Losses                      1,962            1,811
Provision for loan losses                                                  --               --
Net Interest Income After Provision for Loan Losses                       1,962            1,811
NONINTEREST INCOME
Service charges on deposit accounts                                         152              121
Gain on investment securities transactions                                    8               41
Gain on sales of mortgage loans                                              33               50
Gain on sale of branch                                                     --              1,110
Other                                                                        10               25
                                                                    -----------       ----------
                                                                            203            1,347
                                                                    -----------       ----------
OPERATING EXPENSES
Salaries and employee benefits                                              842              703
Occupancy                                                                   174              145
Net cost of operations of real estate owned and repossessions                (1)               3
Other                                                                       722              648
                                                                    -----------       ----------
                                                                          1,737            1,499
                                                                    -----------       ----------
INCOME BEFORE INCOME TAXES                                                  428            1,659
Income Taxes                                                                149              588
                                                                    -----------       ----------
NET INCOME                                                          $       279       $    1,071
                                                                    ===========       ==========
PER SHARE AMOUNTS
Basic earnings per share:
Weighted average shares outstanding                                   1,278,145        1,360,527
Net income per share                                                $      0.22       $     0.79
                                                                    ===========       ==========
Diluted earnings per share:
Weighted average shares outstanding                                   1,288,168        1,374,426
Net income per share                                                $      0.22       $     0.78
                                                                    ===========       ==========

See notes to condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
First Coastal Corporation and Subsidiary                            Six Months Ended June 30,
                                                                   ---------------------------
(in thousands, except share and per share amounts)                     2000            1999
----------------------------------------------------------------------------------------------
INTEREST AND DIVIDEND INCOME
  Interest and fees on loans                                       $     5,474     $    4,795
  Interest and dividends on investment securities                        1,911          1,664
  Other interest income                                                    173            381
                                                                   -----------     ----------
    TOTAL INTEREST AND DIVIDEND INCOME                                   7,558          6,840

INTEREST EXPENSE
 Deposits                                                                2,479          2,701
 Borrowings:
   Federal Home Loan Bank                                                  884            590
   Savings Bank Notes                                                       81            149
   Secured borrowings                                                      212             32
                                                                   -----------     ----------
 Total Interest Expense                                                  3,656          3,472
                                                                   -----------     ----------
Net Interest Income Before Provision for Loan Losses                     3,902          3,368
Provision for loan losses                                                 --             --
Net Interest Income After Provision for Loan Losses                      3,902          3,368

NONINTEREST INCOME
  Service charges on deposit accounts                                      269            235
  Gain on investment securities transactions                                 8             22
  Gain on sales of mortgage loans and servicing rights                      54            517
  Gain on sale of branch                                                  --            1,110
  Other                                                                     32             45
                                                                   -----------     ----------
                                                                           363          1,929
                                                                   -----------     ----------
OPERATING EXPENSES
  Salaries and employee benefits                                         1,617          1,383
  Occupancy                                                                352            309
  Net cost of operations of real estate
    owned and repossessions                                                 (1)             4
  Other                                                                  1,373          1,255
                                                                   -----------     ----------
                                                                         3,341          2,951
                                                                   -----------     ----------
INCOME BEFORE INCOME TAXES                                                 924          2,346
Income Taxes                                                               326            820
                                                                   -----------     ----------
NET INCOME                                                         $       598     $    1,526
                                                                   ===========     ==========
PER SHARE AMOUNTS
Basic earnings per share:
  Weighted average shares outstanding                                1,292,376      1,360,527
  Net income per share                                             $      0.46     $     1.12
                                                                   ===========     ==========
Diluted earnings per share:
  Weighted average shares outstanding                                1,303,366      1,374,641
  Net income per share                                             $      0.46     $     1.11
                                                                   ===========     ==========

See notes to condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
First Coastal Corporation and Subsidiary                              Six Months Ended June 30,
                                                                    -----------------------------
(in thousands)                                                            2000           1999
-------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
 Net Income                                                            $    598        $  1,526
 Adjustments to reconcile net income to
  net cash provided by operating activities:
  Writedowns of REO                                                        --                 5
  Depreciation and amortization                                             252             219
  Amortization (accretion) of investment
   securities premiums/discounts                                           (328)             90
  Realized investment securities gains                                       (8)            (22)
  Realized gains on assets held for sale                                    (54)           (517)
  Loans originated for sale                                              (2,888)         (2,963)
  Sales of loans originated and acquired for sale                         2,240           2,682
  Increase in interest receivable                                          (110)            (93)
  Increase in interest payable                                               24              12
  Net change in other assets                                                726           1,276
  Net change in other liabilities                                          (135)           (232)
                                                                       --------        --------
Net cash provided by operating activities                                   317           1,983
                                                                       --------        --------
INVESTING ACTIVITIES
 Sales and maturities of securities available for sale                    4,569           9,490
 Purchases of investment securities available for sale                   (9,158)        (17,411)
 Net change in loans                                                     (3,103)         (7,562)
 Net purchases of premises and equipment                                   (822)            (97)
                                                                       --------        --------
Net cash used by investing activities                                    (8,514)        (15,580)
                                                                       --------        --------
FINANCING ACTIVITIES
 Net change in deposits                                                  (7,210)        (10,474)
 Proceeds from borrowings                                                18,000            --
 Payments on borrowings                                                 (11,621)         (1,593)
 Net change in secured borrowings                                        15,692           1,167
 Repurchase of common stock                                                (615)           --
                                                                       --------        --------
Net cash provided (used) by financing activities                         14,246         (10,900)
                                                                       --------        --------

Increase (decrease) in cash and cash equivalents                          6,049         (24,497)
Cash and cash equivalents at beginning of period                         12,424          32,627
                                                                       --------        --------
Cash and cash equivalents at end of period                             $ 18,473        $  8,130
                                                                       ========        ========
NONCASH INVESTING ACTIVITIES
 Transfer of loans to real estate owned and repossessions              $   --              --

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
First Coastal Corporation and Subsidiary                                Three Months Ended June 30,
                                                                        ----------------------------
(dollars in thousands)                                                      2000            1999
----------------------------------------------------------------------------------------------------

NET INCOME                                                                   $279         $1,071
Other comprehensive income:
  Unrealized holding gains (losses) arising during
  the period (net of income taxes): 2000 - $81; 1999 - $(214)                 163           (416)

  Reclassification adjustment for realized (gains)
  losses included in net income, net of income taxes
  (taxes equaled: 2000 - $(3); 1999 - $(13))                                   (5)           (28)
                                                                           ------          ------

                                                                              158           (444)
                                                                           ------          ------

Comprehensive income                                                         $437         $  627
                                                                           ======          ======


See notes to condensed consolidated financial statements.


CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
First Coastal Corporation and Subsidiary                                 Six Months Ended June 30,
                                                                        --------------------------
(dollars in thousands)                                                       2000          1999
----------------------------------------------------------------------------------------------------
NET INCOME                                                                 $  598          $1,526

Other comprehensive income:
 Unrealized holding gains (losses) arising
 during the period (net of income taxes): 2000 - $250; 1999 - $(278)          517            (540)

 Reclassification adjustment for realized (gains)
 losses included in net income, net of income taxes
 (taxes equaled: 2000 - $(3); 1999 - $(7))                                     (5)            (15)
                                                                           ------          ------
                                                                              512            (555)
                                                                           ------          ------
Comprehensive income                                                       $1,110          $  971
                                                                           ======          ======

See notes to condensed consolidated financial statements.

FIRST COASTAL CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2000

NOTE 1   BASIS OF PRESENTATION
         ---------------------

The accompanying unaudited condensed consolidated financial statements of First Coastal Corporation (the "Company") and its subsidiary, Coastal Bank, have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results and other data for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and other documents filed by the Company with the Securities and Exchange Commission.

STOCK REPURCHASE PROGRAM

In February 2000, the Company's Board of Directors authorized an extension of the Company's stock repurchase program, with the intent to repurchase up to an additional 68,000 shares, or a total of 136,000 shares (10% of the outstanding common stock as of the June 1999 commencement date of the repurchase program). As of June 30, 2000, the total amount of common stock repurchased by the Company under the repurchase program totaled 105,033 shares, or 7.7% of its outstanding common stock as of the original June 1999 commencement date of the program. The stock repurchase program is expected to be in effect for up to an additional six months, until approximately February 2001. Under the program, no shares knowingly will be purchased from officers or directors of the Company or from persons who hold in excess of five percent of the Company's outstanding shares of common stock. The Company continues to believe that its stock is undervalued, and that the purchase of the stock represents an effective utilization of capital and will result in increased earnings per share.

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

The following table sets forth the approximate number of shares used to calculate basic and diluted earnings per share ("EPS") for the three and six months ended June 30, 2000 and 1999.

                                                        Three Months Ended          Six Months Ended
                                                             June 30,                    June 30,
                                                      -----------------------     ----------------------
                                                         2000        1999           2000         1999
                                                       ---------   ---------      ---------    ---------
Weighted average shares outstanding for basic EPS      1,278,145   1,360,527      1,292,376    1,360,527
Effect of dilutive stock options /(1)/                    10,023      13,899         10,990       14,114
                                                       ---------   ---------      ---------    ---------
Weighted average shares outstanding for diluted EPS    1,288,168   1,374,426      1,303,366    1,374,641
                                                       =========   =========      =========    =========


(1) Shares considered anti-dilutive and therefore excluded from the calculation of the Company's weighted average shares outstanding for diluted EPS equaled 86,000 and 39,500 for the three months ended June 30, 2000 and 1999, respectively. Shares considered anti-dilutive and therefore excluded from the calculation of the Company's weighted shares outstanding for diluted EPS equaled 86,000 and 39,000 for the six months ended June 30, 2000 and 1999, respectively.




Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


BUSINESS

First Coastal Corporation (the "Company"), a Delaware corporation, is a bank holding company whose sole operating subsidiary is Coastal Bank ("Coastal Bank" or the "Bank"), a Maine chartered bank currently headquartered in Portland, Maine. The Bank was formed in 1981 through the consolidation of Brunswick Savings Institution and York County Savings Bank, which were organized in 1858 and 1860, respectively. The Company has no separate operations and its business consists of the business of the Bank. The Bank is engaged in customary banking activities, including attracting deposits and various lending activities, and conducts its business from seven branches in the counties of Cumberland, Sagadahoc and York. The Bank's deposits are insured by the Federal Deposit Insurance Corporation up to the limits provided by law.

This Quarterly Report on Form 10-Q, including statements made in this Management's Discussion and Analysis of Financial Condition and Results of Operations, contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as "believes," "expects," "may," "will," "should," "estimates," or "anticipates" or the negative thereof or other variations thereof or comparable terminology. All forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual transactions, results, performance or achievements of the Company to be materially different from those expressed or implied by such forward-looking statements. Although the Company has made such statements based on assumptions which it believes to be reasonable, there can be no assurance that the actual transactions, results, performance or achievements will not differ materially from the Company's expectations. For example, there are a number of important factors with respect to such forward-looking statements that could materially and adversely affect the future results associated with forward-looking statements, such as (i) the impact of changes in market rates of interest, economic conditions, or competitive factors on the Company's deposit products and loan demand; (ii) the possibility that certain transactions, such as the opening of new branches, the introduction of new banking products or other planned or contemplated events, may not occur or be successful; (iii) the possibility that operating expenses may be higher than anticipated; (iv) the effect of changes in the general economic and competitive conditions in markets in which the Company operates; (v) the Company's ability to continue to control its provision for loan losses, noninterest expense and to maintain its margin; (vi) the level of demand for new and existing products; and (vii) legislative and regulatory changes, changes in tax policies, rates and regulations and changes in accounting principles, policies or guidelines. Should one or more of these risks or other uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in the forward-looking statements. The Company does not intend to update forward-looking statements. Investors are also directed to other information related to the Company in documents filed by the Company with the Securities and Exchange Commission.

MAINE CASH ACCESS, LLC

As part of the Bank's continued focus on retail banking, in May 2000, Coastal Bank, in conjunction with another community bank, introduced a statewide, surcharge free ATM alliance as a means of extending the geographic reach of the Bank's branch and ATM networks. Maine Cash Access currently involves a total of 17 Maine banks and approximately 140 ATMs.

NEW PORTLAND MAIN OFFICE

In June, the Company and the Bank relocated their main offices to 1200 Congress Street, Portland, Maine. The Bank leases and occupies the first two floors of a newly constructed three story building. The facility includes a branch and three-lane drive-through, ATM, commercial and retail banking offices, and space which supports the Bank's loan, deposit and computer operations. The new facility is expected to improve customer accessibility, provide increased market awareness of Coastal Bank, result in enhanced overall service for existing and prospective customers, and provide space for growth.

NEW BRANCH

In July, the Bank executed a lease agreement to establish a new retail branch in Falmouth, Maine, which is currently under construction. The branch is expected to open during the fourth quarter of 2000, providing Coastal Bank customers with a third Greater Portland banking office.

RESULTS OF OPERATIONS

OVERVIEW

The Company reported net income of $279,000 and $598,000 for the three and six months ended June 30, 2000, compared to net income of $1,071,000 and $1,526,000 for the same respective periods in 1999. Net income for the three months ended June 30, 1999 included an after-tax gain of approximately $733,000 resulting from the sale of the Bank's Kennebunk branch. Additionally, net income for the six months ended June 30, 1999 included an after-tax gain of approximately $300,000 resulting from the sale of the Bank's residential mortgage servicing portfolio. In addition, the Company estimates that it incurred approximately $42,000 in special, pre-tax expenses during the three months ended June 30, 2000 as a result of the relocation of its main office from Westbrook to 1200 Congress Street, Portland.

NET INTEREST INCOME

Net interest income increased by $151,000 and $534,000 for the three and six months ended June 30, 2000 as compared to the same periods in 1999. The increase in net interest income for the three and six months ended June 30, 2000 was primarily the result of a shift of lower earning cash balances to higher yielding loans and securities investments, a decline in deposit interest expense as a result of lower average balances and an increase in the amount of average interest earning assets as compared to average interest bearing liabilities, partially offset by increased interest expense resulting from higher average balances of Federal Home Loan Bank ("FHLB") and secured borrowings.

The following table sets forth, for the periods indicated, information regarding the Company's ratios of net interest rate spread and net interest rate margin:

                                        For the Three Months Ended
                              -------------------------------------------------
                              6/30/00    3/31/00   12/31/99   9/30/99   6/30/99
                              -------    -------   --------   -------   -------
Net Interest Rate Spread       3.68%      3.78%      3.86%     3.59%     3.67%
Net Interest Rate Margin       4.16%      4.27%      4.32%     4.06%     4.11%


The primary reasons for the decline in the Company's net interest rate spread and margin for the quarter ended June 30, 2000 as compared to the quarters ended March 31, 2000 and December 31, 1999 was the reduction in the interest recorded from the Company's Treasury Inflation Indexed Bonds, resulting from changes in the assumptions used in the seasonally adjusted consumer price index, and the tightening of the net interest rate spread and margin due to the overall interest rate environment.

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

                                                             For the six months Ended June 30, 2000
                                              -------------------------------------------------------------------------
                                                                 2000                               1999
                                              ----------------------------------   ------------------------------------
                                                Average                             Average
                                                Balance      Interest   Yield(1)    Balance     Interest       Yield(1)
-----------------------------------------------------------------------------------------------------------------------
ASSETS:
Interest earning cash                           $  5,868     $   173      5.82%    $ 15,731      $   381         4.81%
Investments                                       56,444       1,911      6.79       53,100        1,664         6.32
Loans(2)(3)
  Residential real estate mortgages               29,596       1,184      8.00       32,830        1,309         7.98
  Commercial real estate mortgages                68,618       3,137      9.16       57,258        2,589         9.12
  Commercial and industrial loans                 11,311         528      9.37        6,531          293         9.04
  Consumer loans                                  13,780         625      9.10       13,330          604         9.14
                                                --------     -------               --------      -------
    Total loan                                   123,305       5,474      8.90      109,949        4,795         8.80

Total interest earning assets                    185,617       7,558      8.17      178,780        6,840         7.72
Noninterest earning assets                         9,198                              9,509
                                                --------                           --------
    Total assets                                $194,815                           $188,289
                                                ========                           ========
LIABILITIES:
Deposits
  Savings                                       $ 55,782       1,025      3.69%    $ 64,513        1,193         3.73%
  NOW and money market accounts                   18,494         204      2.21       19,251          221         2.31
  Certificates of deposit                         47,618       1,250      5.26       50,991        1,287         5.09
                                                --------     -------               --------      -------
    Total interest bearing deposits              121,894       2,479      4.08      134,755        2,701         4.04
Borrowings                                        32,694         965      5.92       24,175          739         6.17
Secured borrowings                                10,635         212      3.99        1,558           32         4.17
                                                --------     -------               --------      -------
   Total interest bearing liabilities            165,223       3,656      4.44      160,488        3,472         4.36
Noninterest bearing deposits                      11,681                              9,311
Noninterest bearing liabilities                      145                                381
Stockholders' equity                              17,766                             18,109
                                                 -------                          ---------
   Total liabilities and stockholders' equity   $194,815                           $188,289
                                                ========                           ========
Net interest income                                          $ 3,902                             $ 3,368
                                                             =======                             =======
Net interest rate spread(4)                                               3.73%                                  3.36%
Net interest rate margin(5)                                               4.22%                                  3.80%

(1)  Annualized.
(2) For purposes of these computations, loans held for sale and nonaccrual loans are included in the average loan amounts outstanding.
(3)  Fees from loans are included in interest income from loans.
(4) Return on interest earning assets less cost of interest bearing liabilities.
(5)  Net interest income divided by average interest earning assets.

INTEREST INCOME

Interest income increased $335,000 and $718,000 for the three and six months ended June 30, 2000 as compared to the same periods in 1999. The increase for the six months ended June 30, 2000 is primarily attributable to a $13.4 million increase in average loan balances and a $3.3 million increase in average securities balances. Additionally, the yield on investment securities and loans increased 0.47% and 0.10%, respectively, for the six months ended June 30, 2000 as compared to the same period in 1999. The increase in loan balances is primarily the result of the reallocation of approximately $9.9 million in lower yielding cash balances to higher yielding loan balances. This shift in the allocation of interest earning assets and the higher yield received on loans and investment securities and cash contributed to the 0.45% increase in the yield on total interest earning assets, to 8.17% for the six months ended June 30, 2000 as compared to 7.72% for the six months ended June 30, 1999.

INTEREST EXPENSE

Interest expense increased $184,000 for the three and six month period ended June 30, 2000 as compared to the same periods in 1999. The increase in interest expense was primarily attributable to a $4.7 million increase in interest bearing liabilities and a 0.08% increase in the cost of funds for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. Interest expense on deposits declined $222,000 for the six months ended June 30, 2000 as compared to the same period in 1999, resulting from a $12.9 million decline in average deposit balances, primarily as a result of the sale of the Bank's Kennebunk branch in May 1999, which included $12.5 million in deposits at the time of the sale. Offsetting this decrease was a $406,000 increase in interest expense related to borrowings for the six months ended June 30, 2000 as compared to the same period in 1999. This increase was the result of an increase in average balances on FHLB borrowings and secured borrowings of $8.5 million and $9.1 million, respectively, for the six months ended June 30, 2000 as compared to the same period in 1999. Secured borrowings have no maturity and may be withdrawn at any time. In the event of a substantial withdrawal, it may be necessary to replace these funds with borrowings from an alternative source which may result in increased interest expense to the Company.

As competitive pressures continue, the cost of funds to financial institutions may rise relative to market interest rates, thereby narrowing the spread on interest earning assets as compared to interest bearing liabilities.

PROVISION FOR LOAN LOSSES

There was no provision for loan losses expense for the three and six months ended June 30, 2000 and 1999. The absence of a provision for loan losses in 2000 and 1999 is primarily attributable to the continued low level of nonperforming loans and potential problem loans (as compared to historical levels), and the result of management's review of the portfolio and determination of the adequacy of the allowance for loan losses at June 30, 2000.

NONINTEREST INCOME

Noninterest income decreased $1.1 million and $1.6 million for the three and six months ended June 30, 2000 as compared to the same period in 1999. This decrease is attributable to gains which occurred in 1999 consisting of a $0.5 million pre-tax gain received on the sale of the Bank's residential mortgage servicing portfolio in the first quarter of 1999 and a $1.1 million pre-tax gain received on the sale of the Bank's Kennebunk branch in the second quarter of 1999.

OPERATING EXPENSES

Operating expense increased $238,000 and $390,000 for the three and six months ended June 30, 2000 as compared to the same periods in 1999. The increase in salaries and benefits was primarily attributable to changes in staffing levels (including additional staff in connection with the Bank's new main office in Portland) and annual salary increases. In addition, the Company estimates that it incurred approximately $42,000 in special pre-tax expenses during the three months ended June 30, 2000 as a result of the relocation of its main office from Westbrook to 1200 Congress Street, Portland. Management anticipates operating expenses for the balance of 2000 and 2001 to further increase as a result of several additional business initiatives that are currently contemplated or underway, including (i) the lease expense and related occupancy costs associated with its new main office, including related furniture, fixtures and equipment expenses, which is estimated to increase the Company's occupancy expense approximately $300,000 annually, (ii) the opening of additional branches over the next several years in the Greater Portland market, including a branch in Falmouth, which is anticipated to open during the fourth quarter of 2000, (iii) the introduction of a number of new retail banking products, and (iv) the Bank's continued expansion of its overall banking activities.

FINANCIAL CONDITION

TOTAL ASSETS

At June 30, 2000, total assets equaled $205.8 million, representing an increase of $15.2 million (or 8%), as compared to total assets of $190.6 million at December 31, 1999. This increase was primarily the result of a $6.0 million increase in cash and cash equivalents, a $5.1 million increase in investment securities and a $3.1 million increase in loan balances. Deposit balances declined $7.2 million during the six months ended June 30, 2000 as a result of the transfer of one class of commercial deposits totaling $10.1 million (at the time of transfer in March 2000) to secured borrowings which increased $15.7 million during this period. Additionally, FHLB borrowings increased $6.6 million.

INVESTMENTS

The Company's investment portfolio is comprised primarily of U.S. government and agency obligations. Total investment securities at June 30, 2000 were $56.9 million compared to $51.8 million at December 31, 1999, an increase of $5.1 million. This increase is primarily attributable to the purchase of $5.9 million in mortgage-backed securities, $2.1 million in government obligations (TIPs), $0.9 million in government agency notes and a $1.2 million decline in the unrealized loss on available for sale securities, partially offset by the sale and/or maturity of $2.4 million in government obligations, and $2.6 million in prepayments and amortization on mortgage-backed securities and amortization of premiums on investment securities.

The following table sets forth the amortized cost and fair value of investment securities for each major security type at June 30, 2000.

                                                        June 30, 2000
                                   --------------------------------------------------
                                                   Gross        Gross           Fair
                                    Amortized    Unrealized   Unrealized       Market
      (in thousands)                 Cost          Gains       (Losses)        Value
-------------------------------------------------------------------------------------
Available for sale:
  U.S. government obligations        $19,993       $  6       $  (333)        $19,666
  U.S. government agency notes         1,933          -           (86)          1,847
  Mortgage backed securities          35,728        114          (894)         34,948
  Equity securities                      473          -             -             473
                                     -------       ----       -------         -------
                                     $58,127       $120       $(1,313)        $56,934
                                     =======       ====       =======         =======

The after-tax unrealized loss on investment securities classified as available for sale was $780,000 and $1,292,000, at June 30, 2000 and December 31, 1999,
respectively.

The following table represents the contractual maturities for investments in debt securities for each major security type at June 30, 2000.

                                                     June 30, 2000
                               ------------------------------------------------
                                                        Maturing
                               ------------------------------------------------
                                              After One
                                  Within      But within    After
        (in thousands)           One Year     Five Years  Five Years   Total
--------------------------------------------------------------------------------
Available for sale:
  U.S. government obligations    $    248           -     $  19,418   $  19,666
  U.S. government agency                -           -         1,847       1,847
  Mortgage backed securities            -           -        34,948      34,948
                                 --------    ---------     --------    --------
                                 $    248    $      -     $  56,213   $  56,461
                                 ========    =========     ========    ========

LOANS HELD FOR SALE

Loans held for sale equaled $785,000 at June 30, 2000 as compared to $83,000 at December 31, 1999, an increase of $702,000. The outstanding dollar amount of loans held for sale can vary greatly from period to period, affected by such factors as mortgage origination levels, the timing and delivery of loan sales, changes in market interest rates and asset liability management strategies.

LOANS

Loans consisted of the following:

                                June 30,      December 31,
                             -----------------------------
(in thousands)                       2000             1999
----------------------------------------------------------

Real estate mortgage loans:
  Residential                  $   28,951  $        28,460
Commercial                         65,655           66,833
Real estate construction            1,733            2,832
Commercial and industrial          12,993            9,446
Consumer and other                 14,348           12,962
                             ------------- ---------------
Total                          $  123,680  $       120,533
                             ============= ===============

Loans increased $3.1 million (or 2.6%) at June 30, 2000 as compared to December 31, 1999. The increase is attributable to a $3.5 million increase in commercial and industrial loans and a $1.4 million increase in consumer loans.

ALLOWANCE FOR LOAN LOSSES ("ALLOWANCE")

The Company's Allowance was $2.9 million at June 30, 2000 and December 31, 1999. For the six months ended June 30, 2000, loan recoveries equaled $126,000 and exceeded charged-off loans of $59,000. There was no provision for loan losses during the six months ended June 30, 2000. The Allowance represented 2.4% of total loans at June 30, 2000 and December 31, 1999, respectively. Management believes that in accordance with the Bank's Allowance for Loan Loss Policy, the Allowance is adequate at June 30, 2000. However, future additions to the Allowance may be necessary based on changes in the financial condition of various borrowers, new information that becomes available relative to various borrowers and loan collateral, growth in the size or changes in the mix or concentration risk of the loan portfolio, as well as changes in local, regional or national economic conditions. In addition, various regulatory authorities, as an integral part of their examination process, periodically review the Bank's Allowance. Such authorities may require the Bank to increase the Allowance based upon information available to them and their judgments at the time of their examination.

NONPERFORMING ASSETS

Information with respect to nonperforming assets is set forth below:

                                           June 30,     December 31,
                                         ---------------------------
(in thousands)                                 2000             1999
--------------------------------------------------------------------
Nonaccrual loans                           $    448  $           373
Accruing loans past due 90 days or more         158              167
Restructured loans                                -                -
Real estate owned and repossessions               -                -
                                           --------- ---------------
     Total                                 $    606  $           540
                                           ========= ===============

Nonperforming assets increased $66,000 at June 30, 2000 as compared to December 31, 1999. While the current level of nonperforming assets remains low compared to historical levels, deterioration in the local economy or real estate market, or upward movements in interest rates could adversely impact the performance and/or value of the underlying collateral for these loans and could have an adverse impact on the Bank's loan portfolio, and in particular, currently performing commercial real estate loans. In addition, deterioration in the local economy or adverse changes in the financial condition of various borrowers could have an impact on the Bank's entire loan portfolio (including commercial real estate). These factors could result in an increased incidence of loan defaults and, as a result, an increased level of nonperforming loans and assets. In addition, while the current level of nonperforming assets is encouraging, this level is considered by management to be so low that it is unlikely to be sustained.

IMPAIRED LOANS

At June 30, 2000, the recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114 totaled $448,000, as compared to $373,000 at December 31, 1999. At June 30, 2000, the corresponding allocated reserves totaled $63,000 (relating to one impaired loan with a balance of $155,000). All impaired loans were classified as nonaccrual at June 30, 2000 and December 31, 1999. The income recorded on a cash basis relating to impaired loans equaled $13,000 and $3,000 at June 30, 2000 and 1999, respectively. The average balance of outstanding impaired loans was $454,000 and $330,000 at June 30, 2000 and December 31, 1999, respectively. All of the impaired loans were collateralized by real estate at June 30, 2000 and December 31, 1999.

REAL ESTATE OWNED ("REO")

REO consists of properties acquired through mortgage loan foreclosure proceedings, repossessions or in full or partial satisfaction of outstanding loan obligations. At June 30, 2000 and December 31, 1999 the Bank had no REO properties.

LIQUIDITY - BANK

Deposits totaled $132.9 million at June 30, 2000, a decrease of $7.2 million (or 5.1%) from the level of $140.1 million at December 31, 1999.

Deposit balances were as follows:

                                        June 30,      December 31,
                                     -----------------------------
(in thousands)                               2000             1999
------------------------------------------------------------------
Noninterest bearing demand deposits    $   12,549  $        11,962
Interest bearing demand deposits           15,457           22,280
Savings and escrow deposits                53,546           58,775
Time deposits                              51,375           47,120
                                     -----------------------------
     Total                             $  132,927  $       140,137
                                     =============================

The $7.2 million decline in deposit balances was primarily attributable to the transfer of a portion of the commercial deposit portfolio (totaling $10.1 million at the time of transfer in March 2000) to secured borrowings. These funds have no maturity and may be withdrawn at any time. In the event of a substantial withdrawal, it may be necessary to replace these funds with borrowings from an alternative source which may result in increased interest expense to the Bank.

LIQUIDITY - COMPANY

On a parent company only basis ("parent"), the Company conducts no separate operations. Its business consists of the operations of its banking subsidiary. In addition to debt service relating to the promissory notes issued by the Company to a group of three Maine savings banks (the "Savings Banks") in the aggregate principal amount of $2.1 million at June 30, 2000, the Company's expenses consist primarily of Delaware franchise taxes associated with the Company's authorized capital stock and various other expenses. These expenses, including legal, certain audit and other professional fees, insurance and other expenses, are allocated between the Bank and the Company based upon the relative benefits derived. At June 30, 2000, the parent's cash and cash equivalents totaled $99,000.

In February 2000, the Company's Board of Directors authorized an extension of the Company's stock repurchase program, with the intent to repurchase up to an additional 68,000 shares, or a total of 136,000 shares (10% of the outstanding common stock as of the June 1999 commencement date of the repurchase program). As of June 30, 2000, the Company had repurchased 105,033 shares of its common stock under the program. The stock repurchase program is expected to be in effect until approximately February 2001.

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

The Loan Agreement dated August 4, 1999, between the Company and the Savings Banks contains certain terms, restrictions and covenants, such as restrictions regarding the conditions under which cash dividends may be paid by the Company (including a prohibition on the payment of cash dividends to its stockholders as long as the Company's debt-to-equity ratio on a parent-only basis exceeds 50%), and a requirement that the Company and the Bank maintain certain minimum capital ratios. At June 30, 2000, the Company's debt-to-equity ratio and regulatory capital ratios would have permitted the payment of a dividend by the Company under the terms of the Loan Agreement.

The Company suspended the payment of cash dividends to its stockholders in the fourth quarter of 1989 and has not paid any cash dividends to its stockholders since that time.

CAPITAL - BANK

The table below sets forth the regulatory capital requirements and capital ratios for the Bank at June 30, 2000 and December 31, 1999:

                   (dollars in thousands)                       June 30, 2000     December 31, 1999
----------------------------------------------------------------------------------------------------
Tier 1 capital (Leverage) to total assets /(1)/ ratio
  Qualifying capital                                                  $ 17,955              $ 17,244
  Actual %                                                                9.14%                 9.22%
  Minimum requirements for capital adequacy %                             4.00%                 4.00%
  Average quarterly assets                                            $196,394              $187,070
Tier 1 capital to risk-weighted assets
  Qualifying capital                                                  $ 17,955              $ 17,244
  Actual %                                                               15.60%                15.90%
  Minimum requirements for capital adequacy %                             4.00%                 4.00%
Total capital to risk-weighted assets (Tier 1 and Tier 2)
  Qualifying capital                                                  $ 19,413              $ 18,618
  Actual %                                                               16.86%                17.17%
  Minimum requirement for capital adequacy %                              8.00%                 8.00%
  Risk-weighted assets                                                  $115,117              $108,419

/(1)/ Calculated on an average quarterly basis less disallowed portion of the deferred tax asset.

CAPITAL - COMPANY

The table below sets forth the regulatory capital requirements and capital ratios for the Company at June 30, 2000 and December 31, 1999:

                   (dollars in thousands)                       June 30, 2000     December 31, 1999
----------------------------------------------------------------------------------------------------
Tier 1 capital (Leverage) to total assets /(1)/ ratio
  Qualifying capital                                                $   16,287            $   15,756
  Actual %                                                                8.29%                 8.37%
  Minimum requirements for capital adequacy %                        4.00-5.00%            4.00-5.00%
  Average quarterly assets                                          $  196,407            $  188,154
Tier 1 capital to risk-weighted assets
  Qualifying capital                                                $   16,287            $   15,756
  Actual %                                                               14.13%                14.56%
  Minimum requirements for capital adequacy %                             4.00%                 4.00%
Total capital to risk-weighted assets (Tier 1 and Tier 2)
  Qualifying capital                                                $   17,746            $   17,128
  Actual %                                                               15.40%                15.82%
  Minimum requirement for capital adequacy %                              8.00%                 8.00%
  Risk-weighted assets                                              $  115,242            $  108,243

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------

As of June 30, 2000, there were various claims and lawsuits pending against the Company incidental to the ordinary course of business. In the opinion of management, after consultation with legal counsel, resolution of these matters is not expected to have a material effect on the Company's consolidated financial position or results of operations.

Item 2.  Changes in Securities and Use of Proceeds
--------------------------------------------------

  Not applicable.

Item 3. Defaults Upon Senior Securities
---------------------------------------

  Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

  (a) The 2000 Annual Meeting of Stockholders of the Company was held on May 16, 2000.

  (b) Nominees MaryEllen FitzGerald, Normand E. Simard and Edward K. Simensky were elected to serve as directors for three-year terms to expire in 2003. The continuing directors are Dennis D. Byrd, Gregory T. Caswell, David B. Hawkes, Sr., Roger E. Klein and Charles A. Stewart III.

  (c) The results of the voting at the 2000 Annual Meeting of Stockholders (pursuant to a record date of April 14, 2000) were as follows:

     (i) Election of Directors: 1,052,269 shares were voted to elect nominee MaryEllen FitzGerald, as a director of the Company for a three-year term and 110,097 were voted to withhold authority; 1,052,267 shares were voted to elect nominee Normand E. Simard as a director of the Company for a three-year term and 110,109 were voted to withhold authority; and 1,052,327 shares were voted to elect nominee Edward K. Simensky as a director of the Company for a three-year terms and 110,019 were voted to withhold authority.

     (ii) Ratification of PricewaterhouseCoopers LLP as Independent Public Accountants for the year ending December 31, 2000. For: 1,157,264;
          Against: 2,745; Abstain: 2,367.

Item 5. Other Information
-------------------------

     Not applicable.

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

(a)  The exhibits that are filed with this Form 10-Q are set forth below:

      27.1   Financial Data Schedule.

(b) The Company filed a Current Report on Form 8-K on May 23, 2000, announcing that the Company and ChaseMellon Shareholder Services, L.L.C. entered into Amendment No. 2 to Rights Agreement as of April 7, 2000.

                           FIRST COASTAL CORPORATION


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              FIRST COASTAL CORPORATION


Date: August 11, 2000               By:  /s/ Gregory T. Caswell
                                         -------------------------------------
                                         Gregory T. Caswell
                                         President and Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: August 11, 2000               By:  /s/ Gregory T. Caswell
                                         --------------------------------------
                                         Gregory T. Caswell
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)


Date: August 11, 2000               By:  /s/ Dennis D. Byrd
                                         --------------------------------------
                                         Dennis D. Byrd
                                         Vice President and Treasurer
                                         (Principal Financial and Accounting
                                         Officer)

                                 EXHIBIT INDEX

Exhibit No.   Description of Exhibit
-----------   ----------------------

27.1          Financial Data Schedule (filed herewith).