Form 10-Q
period 2000-09-30
FIRST COASTAL CORP
filed 2000-11-14
CIK 802763

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark one):    [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                      For the quarterly period ended SEPTEMBER 30, 2000

                                      OR

               [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the transition period from _________ to _________

                        Commission file number 0-14087

                           FIRST COASTAL CORPORATION
                  ------------------------------------------
            (Exact name of registrant as specified in its charter)

          DELAWARE                                         06-1177661
--------------------------                    ----------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization

1200 CONGRESS STREET, PORTLAND, MAINE                        04102
-------------------------------------                        -----
(Address of principal executive offices)                  (Zip Code)

                                (207) 774-5000
                          --------------------------
             (Registrant's telephone number, including area code)

                                Not applicable
                       --------------------------------
                (Former address, if changed since last report)


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

                  Outstanding at November 7, 2000: 1,240,789

                                     INDEX

                   FIRST COASTAL CORPORATION AND SUBSIDIARY

PART I             FINANCIAL INFORMATION                        Page
                   ---------------------                        ----

          Item 1.  Financial Statements

                   Condensed Consolidated Balance Sheets          3
                   (Unaudited) as of September 30, 2000
                   and December 31, 1999

                   Condensed Consolidated Statements of           4
                   Operations (Unaudited) for the three
                   and nine months ended September 30, 2000
                   and 1999

                   Condensed Consolidated Statements of Cash      6
                   Flows (Unaudited) for the nine months
                   ended September 30, 2000 and 1999

                   Condensed Consolidated Statements of           7
                   Comprehensive Income (Unaudited) for the three and nine months ended September 30, 2000 and 1999

                   Notes to Condensed Consolidated Financial      8
                   Statements (Unaudited), September 30, 2000

          Item 2.  Management's Discussion and Analysis of        9
                   Financial Condition and Results of
                   Operations

          Item 3.  Quantitative and Qualitative Disclosures      22
                   About Market Risk

PART II            OTHER INFORMATION
                   -----------------

          Item 1.  Legal Proceedings                             23

          Item 2.  Changes in Securities and Use of Proceeds     23

          Item 3.  Defaults Upon Senior Securities               23

          Item 4.  Submission of Matters to a Vote of            23
                   Security Holders

          Item 5.  Other Information                             23

          Item 6.  Exhibits and Reports on Form 8-K              23

SIGNATURES                                                       24

PART I - FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS
-----------------------------

CONDENSED CONSOLIDATED BALANCE SHEETS            (Unaudited)
First Coastal Corporation and Subsidiary        September 30,     December 31,
                                                --------------    -------------
(in thousands)                                      2000             1999
-------------------------------------------------------------------------------
ASSETS
Noninterest earning deposits and cash           $    7,833        $    6,631
Interest earning deposits                            5,588             5,793
                                                ----------        ----------
  Cash and cash equivalents                         13,421            12,424

Investment securities:
  Available for sale (at market value;
  amortized cost: 2000 $57,903; 1999 $53,781)       57,285            51,823

Federal Home Loan Bank stock (at cost)               1,837             1,391
Loans held for sale (at lower of cost or market)       181                83

Loans                                              125,210           120,533
  Deferred loan fees, net                                4               (16)
  Allowance for loan losses                         (2,900)           (2,882)
                                                ----------        ----------
    Loans, net                                     122,314           117,635

Premises and equipment                               3,034             2,559
Accrued interest receivable                          1,337             1,251
Deferred tax asset                                   2,044             2,950
Other assets                                           319               466
                                                ----------        ----------
  TOTAL ASSETS                                  $  201,772        $  190,582
                                                ==========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits                                        $  137,791        $  140,137
Federal Home Loan Bank borrowings                   28,117            27,748
Savings Bank Notes                                   1,958             2,268
Secured borrowings                                  15,472             2,980
Accrued expenses and other liabilities                 422               535
                                                ----------        ----------
  TOTAL LIABILITIES                                183,760           173,668

STOCKHOLDERS' EQUITY
Preferred Stock, $1.00 par value; Authorized
  1,000,000 shares, none outstanding                     -                 -
Common Stock, $1.00 par value; Authorized
  6,700,000 shares, issued as of September 30,
  2000 and December 31, 1999 - 1,360,527 shares      1,361             1,361
Paid-in-capital                                     31,751            31,751
Retained earnings (deficit)                        (13,683)          (14,579)
Accumulated other comprehensive loss                  (403)           (1,292)
Treasury stock (At September 30, 2000 and
  December 31, 1999 equaled 113,733 and
  34,534 shares, respectively)                      (1,014)             (327)
                                                ----------        ----------

  TOTAL STOCKHOLDERS' EQUITY                        18,012            16,914
                                                ----------        ----------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $  201,772        $  190,582
                                                ==========        ==========

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

First Coastal Corporation and Subsidiary        Three Months Ended September 30,
                                                -------------------------------
(in thousands, except share and per                  2000            1999
share amounts)
-------------------------------------------------------------------------------
INTEREST AND DIVIDEND INCOME
  Interest and fees on loans                    $    2,856        $      2,562
  Interest and dividends on investment
   securities                                          946                 830
  Other interest income                                217                  69
                                                ----------        ------------
    TOTAL INTEREST AND DIVIDEND INCOME               4,019               3,461

INTEREST EXPENSE
  Deposits                                           1,335               1,263
  Borrowings:
    Federal Home Loan Bank                             460                 308
    Savings Bank Notes                                  44                  59
    Secured borrowings                                 183                  27
                                                ----------        ------------
 Total Interest Expense                              2,022               1,657
                                                ----------        ------------

Net Interest Income Before Provision
  for Loan Losses                                    1,997               1,804
Provision for loan losses                             (206)                  -
                                                ----------        ------------

Net Interest Income After Provision for
  Loan Losses                                        2,203               1,804

NONINTEREST INCOME
  Service charges on deposit accounts                  153                 129
  Gain on sales of mortgage loans                       25                  32
  Other                                                 27                  50
                                                ----------        ------------
                                                       205                 211
                                                ----------        ------------

OPERATING EXPENSES
  Salaries and employee benefits                       903                 724
  Occupancy                                            203                 139
  Net cost of operations of real estate owned
   and repossessions                                     -                   1
  Other                                                835                 626
                                                ----------        ------------
                                                     1,941               1,490
                                                ----------        ------------

INCOME BEFORE INCOME TAXES                             467                 525
Income Taxes                                           169                 185
                                                ----------        ------------
NET INCOME                                      $      298        $        340
                                                ==========        ============

PER SHARE AMOUNTS
Basic earnings per share:
  Weighted average shares outstanding            1,248,496           1,359,159
  Net income per share                          $     0.24        $       0.25
                                                ==========        ============
Diluted earnings per share:
  Weighted average shares outstanding            1,259,287           1,373,093
  Net income per share                          $     0.24        $       0.25
                                                ==========        ============

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
First Coastal Corporation and Subsidiary
                                                Nine Months Ended September 30,
(in thousands, except share and                 --------------------------------
 per share amounts)                                  2000              1999
--------------------------------------------------------------------------------
INTEREST AND DIVIDEND INCOME
  Interest and fees on loans                    $   8,330         $      7,357
  Interest and dividends on investment
   securities                                       2,857                2,494
  Other interest income                               390                  450
                                                ---------         ------------
   TOTAL INTEREST AND DIVIDEND INCOME              11,577               10,301

INTEREST EXPENSE
  Deposits                                          3,814                3,964
  Borrowings
    Federal Home Loan Bank                          1,344                  898
    Savings Bank Notes                                125                  208
    Secured borrowings                                395                   59
                                                ---------         ------------
  Total Interest Expense                            5,678                5,129
                                                ---------         ------------
Net Interest Income Before Provision
 for Loan Losses                                    5,899                5,172
 Provision for loan losses                           (206)                   -
                                                ---------         ------------
Net Interest Income After Provision
 for Loan Losses                                    6,105                5,172

NONINTEREST INCOME
  Service charges on deposit accounts                 422                  364
  Gain on investment securities transactions            8                   22
  Gain on sales of mortgage loans and
  servicing rights                                     79                  549
  Gain on sale of branch                                -                1,110
  Other                                                59                   95
                                                ---------         ------------
                                                      568                2,140
                                                ---------         ------------

OPERATING EXPENSES
  Salaries and employee benefits                    2,520                2,107
  Occupancy                                           555                  448
  Net cost of operations of real estate
   owned and repossessions                             (1)                   5
  Other                                             2,208                1,881
                                                ---------         ------------
                                                    5,282                4,441
                                                ---------         ------------

INCOME BEFORE INCOME TAXES                          1,391                2,871
Income Taxes                                          495                1,005
                                                ---------         ------------
NET INCOME                                      $     896         $      1,866
                                                =========         ============
PER SHARE AMOUNTS
Basic earnings per share:
  Weighted average shares outstanding            1,277,643           1,360,066
Net income per share                            $     0.70        $       1.37
                                                ==========        ============
Diluted earnings per share:
Weighted average shares outstanding              1,288,566           1,374,146
Net income per share                            $     0.70        $       1.36
                                                ==========        ============
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
First Coastal Corporation and Subsidiary
                                                          Nine Months Ended
                                                            September 30,
                                                    ---------------------------
(in thousands)                                         2000            1999
-------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net Income                                        $      896    $      1,866
  Adjustments to reconcile net income
   to net cash provided by operating activities:
     Writedowns of REO                                       -               5
  Depreciation and amortization                            397             331
  Amortization (accretion) of investment
   securities premiums/discounts                           113             166
  Realized investment securities gains                      (8)            (22)
  Realized gains on assets held for sale                   (79)           (549)
  Loans originated for sale                             (4,107)         (3,973)
  Sales of loans originated for sale                     4,088           4,372
  Decrease (increase) in interest receivable               (86)             58
  Increase in interest payable                               7              33
  Net change in other assets                             1,053             465
  Net change in other liabilities                         (120)           (207)
                                                    ----------    ------------
Net cash provided by operating activities                2,154           2,545
                                                    ----------    ------------
INVESTING ACTIVITIES
  Sales and maturities of securities
   available for sale                                    5,082          11,310
  Purchases of investment securities
   available for sale                                  (10,206)        (19,254)
  Net change in loans                                   (4,679)        (12,917)
  Net purchases of premises and equipment                 (872)           (295)
                                                    ----------    ------------
Net cash used by investing activities                  (10,675)        (21,156)
                                                    ----------    ------------
FINANCING ACTIVITIES
  Net change in deposits                                (2,346)         (8,880)
  Proceeds from borrowings                              23,000           3,000
  Payments on borrowings                               (22,941)         (1,826)
  Net change in secured borrowings                      12,492           5,182
  Repurchase of common stock                              (687)            (56)
                                                    ----------    ------------
Net cash provided (used) by financing activities         9,518          (2,580)
                                                    ----------    ------------
Increase (decrease) in cash and cash equivalents           997         (21,191)
Cash and cash equivalents at beginning of period        12,424          32,627
                                                    ----------    ------------
Cash and cash equivalents at end of period          $   13,421    $     11,436
                                                    ==========    ============

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
First Coastal Corporation and Subsidiary        Three Months Ended September 30,
                                                --------------------------------
(dollars in thousands)                               2000              1999
--------------------------------------------------------------------------------

NET INCOME                                      $      298        $        340

Other comprehensive income:
  Unrealized holding gains (losses) arising
   during the period (net of income taxes):
   2000 - $200; 1999 - $(118)                          377                (201)
                                                ----------        ------------
Comprehensive income                            $      675        $        139
                                                ==========        ============

See notes to condensed consolidated financial statements.


CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
First Coastal Corporation and Subsidiary        Nine Months Ended September 30,
                                                --------------------------------
(dollars in thousands)                              2000              1999
-------------------------------------------------------------------------------

NET INCOME                                      $      896        $      1,866

Other comprehensive income:
  Unrealized holding gains (losses) arising
  during the period (net of income
  taxes): 2000 - $474; 1999 - $(396)                   894                (741)

 Reclassification adjustment for realized
  (gains) losses included in net income,
  net of income taxes (taxes equaled:
  2000 - $(3); 1999 - $(7))                             (5)                (15)
                                                ----------        ------------
                                                       889                (756)
                                                ----------        ------------
Comprehensive income                            $    1,785        $      1,110
                                                ==========        ============

See notes to condensed consolidated financial statements.

FIRST COASTAL CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2000

NOTE 1   BASIS OF PRESENTATION
         ---------------------

The accompanying unaudited condensed consolidated financial statements of First Coastal Corporation (the "Company") and its subsidiary, Coastal Bank, have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results and other data for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and other documents filed by the Company with the Securities and Exchange Commission.

STOCK REPURCHASE PROGRAM

In February 2000, the Company's Board of Directors authorized an extension of the Company's stock repurchase program, with the intent to repurchase up to an additional 68,000 shares, or a total of 136,000 shares (10% of the outstanding common stock as of the June 1999 commencement date of the repurchase program). As of September 30, 2000, the total amount of common stock repurchased by the Company under the repurchase program totaled 113,733 shares, or 8.4% of its outstanding common stock as of the original June 1999 commencement date of the program. The stock repurchase program is expected to be in effect until approximately February 2001, unless the full 136,000 shares are acquired sooner or the number of shares authorized for repurchase is further increased. Under the program, no shares knowingly will be purchased from officers or directors of the Company or from persons who hold in excess of five percent of the Company's outstanding shares of common stock. The Company continues to believe that its stock is undervalued, and that the purchase of the stock represents an effective utilization of capital and will result in increased earnings per share.

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

The following table sets forth the approximate number of shares used to calculate basic and diluted earnings per share ("EPS") for the three and nine months ended September 30, 2000 and 1999.

                                                        Three Months Ended              Nine Months Ended
                                                          September 30,                   September 30,
                                                    -------------------------------------------------------
                                                          2000        1999                2000       1999
                                                    -------------------------------------------------------
Weighted average shares outstanding for basic EPS      1,248,496   1,359,159           1,277,643  1,360,066
Effect of dilutive stock options /(1)/                    10,791      13,934              10,923     14,080
                                                    -------------------------------------------------------
Weighted average shares outstanding for diluted
 EPS                                                   1,259,287   1,373,093           1,288,566  1,374,146
                                                    =======================================================

/(1)/ Shares considered anti-dilutive and therefore excluded from the calculation of the Company's weighted average shares outstanding for diluted EPS equaled 86,000 and 39,500 for the three months ended September 30, 2000 and 1999, respectively. Shares considered anti-dilutive and therefore excluded from the calculation of the Company's weighted shares outstanding for diluted EPS equaled 86,000 and 36,000 for the nine months ended September 30, 2000 and 1999, respectively.



Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------   ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

BUSINESS

First Coastal Corporation (the "Company"), a Delaware corporation, is a bank holding company whose sole operating subsidiary is Coastal Bank ("Coastal Bank" or the "Bank"), a Maine chartered bank currently headquartered in Portland, Maine. The Bank was formed in 1981 through the consolidation of Brunswick Savings Institution and York County Savings Bank, which were organized in 1858 and 1860, respectively. The Company has no separate operations and its business consists of the business of the Bank. The Bank is engaged in customary banking activities, including attracting deposits and various lending activities, and conducts its business from eight branches in the counties of Cumberland, Sagadahoc and York. The Bank's deposits are insured by the Federal Deposit Insurance Corporation up to the limits provided by law.

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

NEW PORTLAND MAIN OFFICE

In June, the Company and the Bank relocated their main offices to 1200 Congress Street, Portland, Maine. The Bank leases and occupies the first two floors of the newly constructed three story building. The facility includes a branch and three-lane drive-through, ATM, commercial and retail banking offices, and space which supports the Bank's loan, deposit and computer operations. The new facility is expected to improve customer accessibility, provide increased market awareness of Coastal Bank, result in enhanced overall service for existing and prospective customers, and provide space for growth.

NEW FALMOUTH BRANCH

On November 1, 2000, the Bank opened its newest retail branch in Falmouth, Maine, providing Coastal Bank customers with a third Greater Portland banking office. The new branch is prominently located in The Shops at Falmouth Village and houses a full-service bank, including a drive-through teller and ATM facility, safe deposit boxes, and a unique community center which the Bank plans on making available for community use.

RESULTS OF OPERATIONS

OVERVIEW

The Company reported net income of $298,000 for the three months ended September 30, 2000, compared to net income of $340,000 for the same period in 1999. Net income for the three months ended September 30, 2000 includes a provision for loan loss credit of approximately $134,000 after tax, resulting from a $206,000 provision for loan loss credit related to the loan loss recovery of a previously charged off loan of an equal amount and $45,000 in after tax planning expenses associated with the Company's Greater Portland strategic branching initiatives.

The Company reported net income of $896,000 for the nine months ended September 30, 2000, compared to net income of $1,866,000 for the same period in 1999. Net income for the nine months ended September 30, 1999 was positively impacted by after-tax gains of approximately $733,000 and $300,000 recorded during the first six months of 1999, resulting from the sale of the Bank's Kennebunk branch and residential mortgage servicing portfolio. The Company also posted a $134,000 after tax provision for loan loss credit during the third quarter of 2000 as previously stated. In addition, the Company estimates that it incurred approximately $72,000 in after tax expenses for the nine months ended September 30, 2000, as a result of the relocation of its main office from Westbrook to 1200 Congress Street, Portland and cost associated with the Company's Greater Portland strategic branching initiatives.

NET INTEREST INCOME

Net interest income before provision for loan losses increased by $193,000 and $727,000 for the three and nine months ended September 30, 2000 as compared to the same periods in 1999. The increase in net interest income for the three and nine months ended September 30, 2000 was primarily the result of higher loan balances and yields and an increase in the amount of average interest earning assets as compared to average interest bearing liabilities.

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

                                                                   For the three months ended September 30:
                                              --------------------------------------------------------------------------------
                                                                2000                                     1999
                                              --------------------------------------------------------------------------------
                                                    Average                                Average
                                                    Balance     Interest   Yield /(1)/     Balance     Interest   Yield /(1)/
------------------------------------------------------------------------------------------------------------------------------
ASSETS:
Interest earning cash                         $     12,711     $      217     6.69%      $    5,127    $     69         5.29%
Investments                                         58,362            946     6.43           55,061         830         5.98
Loans /(2)(3)/
 Residential real estate mortgages                  29,567            611     8.27           30,390         605         7.96
 Commercial real estate mortgages                   66,534          1,590     9.48           64,617       1,479         9.08
 Commercial and industrial loans                    12,481            301     9.58            8,051         182         8.98
 Consumer loans                                     15,002            354     9.35           12,962         296         9.07
                                              ------------     ----------                ----------    --------
   Total loans                                     123,584          2,856     9.17          116,020       2,562         8.76

Total interest earning assets                      194,657          4,019     8.19          176,208       3,461         7.80
Noninterest earning assets                          10,296                                    7,585
                                              ------------                               ----------
   Total assets                               $    204,953                               $  183,793
                                              ============                               ==========
LIABILITIES:
Deposits
 Savings                                      $     53,775            498     3.68%      $   62,431         561         3.57%
 NOW and money market accounts                      15,718             73     1.84           19,797         114         2.28
 Certificates of deposit                            53,326            764     5.69           46,930         588         4.97
                                              ------------     ----------                ----------    --------
   Total interest bearing deposits                 122,819          1,335     4.31          129,158       1,263         3.88
Borrowings                                          32,215            504     6.21           23,720         367         6.14
Secured borrowings                                  18,106            183     4.00            2,612          27         4.06
                                              ------------     ----------                ----------    --------
   Total interest bearing liabilities              173,140          2,022     4.63          155,490       1,657         4.23
Noninterest bearing deposits                        13,289                                   10,869
Noninterest bearing liabilities                        560                                      158
Stockholders' equity                                17,964                                   17,276
                                              ------------                               ----------
 Total liabilities and stockholders' equity   $    204,953                               $  183,793
                                              ============                               ==========
Net interest income before provision for
 loan losses                                                   $    1,977                              $  1,804
                                                               ==========                              ========
Net interest rate spread /(4)/                                                3.56%                                     3.57%
Net interest rate margin /(5)/                                                4.07%                                     4.06%

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

                                                                   For the nine months ended September 30:
                                              --------------------------------------------------------------------------------
                                                                2000                                     1999
                                              --------------------------------------------------------------------------------
                                                    Average                                Average
                                                    Balance     Interest   Yield /(1)/     Balance     Interest   Yield /(1)/
------------------------------------------------------------------------------------------------------------------------------
ASSETS:
Interest earning cash                         $       8,166    $     390     6.27%        $   12,157    $   450         4.88%
Investments                                          57,095        2,857     6.67             53,768      2,494         6.20
Loans /(2)(3)/
 Residential real estate mortgages                   29,587        1,803     8.13             32,008      1,912         7.96
 Commercial real estate mortgages                    67,918        4,726     9.27             59,738      4,068         9.10
 Commercial and industrial loans                     11,704          830     9.44              7,043        476         9.03
 Consumer loans                                      14,190          971     9.11             13,206        901         9.12
                                              -------------    ---------                  ----------    -------
   Total loans                                      123,399        8,330     8.99            111,995      7,357         8.78

Total interest earning assets                       188,660       11,577     8.17            177,920     10,301         7.74
Noninterest earning assets                            9,546                                    8,813
                                              -------------                               ----------
   Total assets                               $     198,206                               $  186,733
                                              =============                               ==========
LIABILITIES:
Deposits
 Savings                                      $      55,108        1,524     3.68%        $   63,812      1,755         3.68%
 NOW and money market accounts                       17,468          277     2.11             19,340        334         2.31
 Certificates of deposit                             49,534        2,013     5.41             49,622      1,875         5.05
                                              -------------    ---------                  ----------    -------
   Total interest bearing deposits                  122,110        3,814     4.16            132,774      3,964         3.99
Borrowings                                           32,466        1,469     6.03             24,275      1,106         6.09
Secured borrowings                                   13,144          395     4.01              1,910         59         4.09
                                              -------------    ---------                  ----------    -------
   Total interest bearing liabilities               167,720        5,678     4.51            158,959      5,129         4.31
Noninterest bearing deposits                         12,216                                   11,313
Noninterest bearing liabilities                         436                                      207
Stockholders' equity                                 17,834                                   16,254
                                              -------------                               ----------
 Total liabilities and stockholders' equity   $     198,206                               $  186,733
                                              =============                               ==========
Net interest income before provision for
 loan losses                                                   $   5,899                                $ 5,172
                                                               =========                                =======
Net interest rate spread /(4)/                                               3.66%                                      3.43%
Net interest rate margin /(5)/                                               4.17%                                      3.89%

(1)  Annualized.
(2) For purposes of these computations, loans held for sale and nonaccrual loans are included in the average loan amounts outstanding.
(3)  Fees from loans are included in interest income from loans.
(4) Return on interest earning assets less cost of interest bearing liabilities.
(5)  Net interest income divided by average interest earning assets.

INTEREST INCOME

Interest income increased $558,000 and $1,276,000 for the three and nine months ended September 30, 2000 as compared to the same periods in 1999. The increase for the three months ended September 30, 2000 is mainly attributable to a $7.6 million increase in average loan balances and a $10.9 million increase in average interest earning cash and securities balances. The yields on securities, interest earning cash and loans increased on a combined basis by 0.39%, increasing the Company's yield on total interest earning assets for the three months ended September 30, 2000 to 8.19% as compared to 7.80% for the three months ended September 30, 1999.

The $1,276,000 increase in interest income for the nine months ended September 30, 2000 is primarily attributable to a $11.4 million increase in average loan balances and an increase in the yield on investment securities, cash and loans of 0.47%, 1.39% and 0.21%, respectively. Additionally, $4.0 million in average interest earning cash balances was reallocated to higher yielding securities, resulting in a 1.79% increase in the yield on these funds for the nine months ended September 30, 2000 as compared to the same period in 1999. This shift in the allocation of interest earning assets and the higher yield received on loans and investment securities and cash contributed to the 0.43% increase in the yield on total interest earning assets, to 8.17% for the nine months ended September 30, 2000 as compared to 7.74% for the same period in 1999.

INTEREST EXPENSE

Interest expense increased $365,000 and $549,000 for the three and nine months ended September 30, 2000 as compared to the same periods in 1999. The increase in interest expense for the three months ended September 30, 2000 is primarily attributable to a $17.7 million increase in average interest bearing liabilities and a 0.40% increase in the cost of funds. Interest expense on deposits increased $72,000 as a result of a 0.43% increase in interest rates paid on deposits, offset by a $6.3 million decline in average balances. The decline in average deposit balances was mainly the result of the transfer of one class of commercial deposits totaling $3.5 million at September 30, 1999 to secured borrowings in March of 2000.

The increase in interest expense for the nine months ended September 30, 2000 was primarily attributable to a $8.8 million increase in average interest bearing liabilities and a 0.20% increase in the cost of funds for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. Interest expense on deposits declined $150,000 for the nine months ended September 30, 2000 as compared to the same period in 1999, resulting from a $10.7 million decline in average deposit balances, primarily as a result of the sale of the Bank's Kennebunk branch in May 1999, which included $12.5 million in deposits at the time of the sale. Offsetting this decrease was a $699,000 increase in interest expense related to borrowings. This increase was the result of an increase in average balances on FHLB borrowings and secured borrowings of $8.2 million and $11.2 million, respectively, for the nine months ended September 30, 2000 as compared to the same period in 1999. $7.0 million of the increase in secured borrowings was the result of the increases in the aforementioned transfer of one class of commercial deposits to secured borrowings in March 2000. Secured borrowings have no maturity and may be withdrawn at any time. In the event of a substantial withdrawal, it may be necessary to replace these funds with borrowings from an alternative source which may result in increased interest expense to the Company.

As competitive pressures continue, the cost of funds to financial institutions may rise relative to market interest rates, thereby narrowing the spread on interest earning assets as compared to interest bearing liabilities.

PROVISION FOR LOAN LOSSES

Provision for loan loss expense equaled a credit of $206,000 for the three and nine months ended September 30, 2000. There was no provision for loan losses expense for the three and nine months ended September 30, 1999. The negative provision expense of $206,000 during the third quarter of 2000 is attributable to a loan loss recovery of a previously charged off loan of an equal amount.
The absence of a provision for loan losses in 2000 and 1999 is primarily attributable to the continued low level of nonperforming loans and potential problem loans (as compared to historical levels), and the result of management's review of the portfolio and determination of the adequacy of the allowance for loan losses at September 30, 2000.

NONINTEREST INCOME

Noninterest income decreased $6,000 and $1.6 million for the three and nine months ended September 30, 2000 as compared to the same period in 1999. This decrease for the nine months ended September 30, 2000 is attributable to gains which occurred in 1999 consisting of a $500,000 pre-tax gain received on the sale of the Bank's residential mortgage servicing portfolio in the first quarter of 1999 and a $1.1 million pre-tax gain received on the sale of the Bank's Kennebunk branch in the second quarter of 1999.

OPERATING EXPENSES

Operating expense increased $451,000 and $841,000 for the three and nine months ended September 30, 2000 as compared to the same periods in 1999. The increase in salaries and benefits for the three and nine months ended September 30, 2000 of $179,000 and $413,000, respectively, as compared to the same period in 1999, was primarily attributable to changes in staffing levels (including additional staff in connection with the Bank's new main office in Portland and branch in Falmouth) and annual salary increases. In addition, the Company estimates that it incurred approximately $45,000 and $72,000 in special after tax expenses during the three and nine months ended September 30, 2000, respectively, as a result of the relocation of its main office from Westbrook to 1200 Congress Street, Portland and costs associated with the Bank's Greater Portland strategic branching initiatives. Marketing costs increased $92,000 for the nine months ended September 30, 2000 as compared to the same period in 1999 as a result of these initiatives and the promotion of new retail deposit programs. Management anticipates operating expenses for the balance of 2000, 2001 and beyond to further increase as a result of business initiatives that are currently underway or contemplated, including (i) the lease expense and related occupancy costs associated with its new main office, including related furniture, fixtures and equipment expenses, which is estimated to increase the Company's occupancy expense approximately $300,000 annually, (ii) the opening of the Bank's newest branch in Falmouth, Maine, (iii) the opening of additional branches over the next several years in the Greater Portland market, (iv) the introduction of a number of new retail banking products, and (v) the Bank's continued expansion of its overall banking activities.

FINANCIAL CONDITION

TOTAL ASSETS

At September 30, 2000, total assets equaled $201.8 million, representing an increase of $11.2 million (or 5.9%), as compared to total assets of $190.6 million at December 31, 1999. This increase was primarily the result of a $1.0 million increase in cash and cash equivalents, a $5.5 million increase in investment securities and a $4.7 million increase in loan balances. Deposit balances declined $2.3 million during the nine months ended September 30, 2000 as a result of the transfer of one class of commercial deposits totaling $5.2 million at December 31, 1999 (transferred in March 2000) to secured borrowings, which increased $12.5 million during this period.

INVESTMENTS

The Company's investment portfolio is comprised primarily of U.S. government and agency obligations. Total investment securities at September 30, 2000 were $59.1 million compared to $53.2 million at December 31, 1999, an increase of $5.9 million. This increase is primarily attributable to the purchase of $5.9 million in mortgage-backed securities, $2.1 million in government obligations, $2.1 million in government agency notes, $0.4 million in equities and a $1.3 million decline in the unrealized loss on available for sale securities, partially offset by the sale and/or maturity of $2.4 million in government obligations, and $3.5 million in prepayments and amortization on mortgage-backed securities and amortization of premiums on investment securities.

The following table sets forth the amortized cost and fair value of investment securities for each major security type at September 30, 2000.

                                                     September 30, 2000
                               -----------------------------------------------------
                                                 Gross           Gross        Fair
                                 Amortized     Unrealized      Unrealized     Market
(in thousands)                     Cost          Gains          (Losses)      Value
------------------------------------------------------------------------------------
Available for sale:
  U.S. government obligations    $  20,106      $     59        $  (216)    $  19,949
  U.S. government agency notes       3,100            24            (58)        3,066
  Mortgage backed securities        34,224           178           (605)       33,797
  Equity securities                    473             -              -           473
                                 ---------      --------        -------     ---------
                                 $  57,903      $    261        $  (879)    $  57,285
                                 =========      ========        ========    =========

The after-tax unrealized loss on investment securities classified as available for sale was $403,000 and $1,292,000, at September 30, 2000 and December 31, 1999, respectively.

The following table represents the contractual maturities for investments in debt securities for each major security type at September 30, 2000.

                                                 September 30, 2000
                               -----------------------------------------------------
                                                       Maturing
                               -----------------------------------------------------
                                            After One
                                 Within     But within         After
(in thousands)                 One Year     Five Years      Five Years     Total
------------------------------------------------------------------------------------
Available for sale:
  U.S. government obligations  $    248     $       -       $  19,701     $  19,949
  U.S. government agency              -             -           3,066         3,066
  Mortgage backed securities          -             -          33,797        33,797
                               --------     ---------       ---------     ---------
                               $    248             -       $  56,564     $  56,812
                               ========     =========       =========     =========

LOANS HELD FOR SALE

Loans held for sale equaled $181,000 at September 30, 2000 as compared to $83,000 at December 31, 1999, an increase of $98,000. The outstanding dollar amount of loans held for sale can vary greatly from period to period, affected by such factors as mortgage origination levels, the timing and delivery of loan sales, changes in market interest rates and asset liability management strategies.

LOANS

Loans consisted of the following:

                                 September 30,     December 31,
                               --------------------------------
(in thousands)                       2000             1999
---------------------------------------------------------------
Real estate mortgage loans:
  Residential                    $    28,388       $    28,460
  Commercial                          65,571            66,833
Real estate construction               2,063             2,832
Commercial and industrial             12,976             9,446
Consumer and other                    16,212            12,962
                                 -----------       -----------
  Total                          $   125,210       $   120,533
                                 ===========       ===========

Loans increased $4.7 million (or 3.9%) at September 30, 2000 as compared to December 31, 1999. The increase is attributable to a $3.5 million increase in commercial and industrial loans and a $3.2 million increase in consumer loans, primarily attributable to an increase in home equity loan outstandings.

Additionally, in October of 2000 the Bank purchased $4.6 million in student loans from another Maine-based community bank. The yield on student loans adjusts quarterly through the special allowance received from the federal government and each loan carries a minimum guarantee of the federal government of 98% of the original principal balance. The Bank purchased these loans in part to improve the Company's overall interest rate sensitivity position and may consider additional purchases of student loans.

ALLOWANCE FOR LOAN LOSSES ("ALLOWANCE")

The Company's Allowance was $2.9 million at September 30, 2000 and December 31, 1999. For the nine months ended September 30, 2000, loan loss recoveries equaled $350,000, charged-off loans equaled $127,000 and the Company booked negative provision expense of $206,000. During the quarter ended September 30, 2000, the Company booked negative provision expense of $206,000 following the collection of the remaining $206,000 balance of a previously charged off loan. This loan loss recovery represented a cash payment received as a result of the sale of the borrower's property which secured the loan. The Allowance represented 2.3% and 2.4% of total loans at September 30, 2000 and December 31, 1999, respectively. Management believes that in accordance with the Bank's Allowance for Loan Loss Policy, the Allowance is adequate at September 30, 2000. However, future additions to the Allowance may be necessary based on changes in the financial condition of various borrowers, new information that becomes available relative to various borrowers and loan collateral, growth in the size or changes in the mix or concentration risk of the loan portfolio, as well as changes in local, regional or national economic conditions. In addition, various regulatory authorities, as an integral part of their examination process, periodically review the Bank's Allowance. Such authorities may require the Bank to increase the Allowance based upon information available to them and their judgments at the time of their examination.

NONPERFORMING ASSETS

Information with respect to nonperforming assets is set forth below:

                                            September 30,     December 31,
                                            -----------------------------
(in thousands)                                  2000             1999
-------------------------------------------------------------------------
Nonaccrual loans                            $     353         $    373
Accruing loans past due 90 days or more           305              167
Restructured loans                                  -                -
Real estate owned and repossessions                 -                -
                                             --------         --------
     Total                                   $    658         $    540
                                             ========         ========

Nonperforming assets increased $118,000 at September 30, 2000 as compared to December 31, 1999. While the current level of nonperforming assets remains low compared to historical levels, deterioration in the local economy or real estate market, or upward movements in interest rates could adversely impact the performance and/or value of the underlying collateral for these loans and could have an adverse impact on the Bank's loan portfolio, and in particular, currently performing commercial real estate loans. In addition, deterioration in the local economy or adverse changes in the financial condition of various borrowers could have an impact on the Bank's entire loan portfolio (including commercial real estate). These factors could result in an increased incidence of loan defaults and, as a result, an increased level of nonperforming loans and assets. In addition, while the current level of nonperforming assets is encouraging, this level is considered by management to be so low that it is unlikely to be sustained.

IMPAIRED LOANS

At September 30, 2000, the recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114 totaled $353,000, as compared to $373,000 at December 31, 1999. At September 30, 2000, the corresponding allocated reserves totaled $9,000 (relating to one impaired loan with a balance of $62,000). All impaired loans were classified as nonaccrual at September 30, 2000 and December 31, 1999. The income recorded on a cash basis relating to impaired loans equaled $20,000 and $3,000 at September 30, 2000 and 1999, respectively. The average balance of outstanding impaired loans was $420,000 and $330,000 at September 30, 2000 and December 31, 1999, respectively. All of the impaired loans were collateralized by real estate at September 30, 2000 and December 31, 1999.

REAL ESTATE OWNED ("REO")

REO consists of properties acquired through mortgage loan foreclosure proceedings, repossessions or in full or partial satisfaction of outstanding loan obligations. At September 30, 2000 and December 31, 1999 the Bank had no REO properties.

LIQUIDITY - BANK

Deposits totaled $137.8 million at September 30, 2000, a decrease of $2.3 million (or 1.7%) from the level of $140.1 million at December 31, 1999.

Deposit balances were as follows:

                                       September 30,     December 31,
                                       ------------------------------
(in thousands)                                  2000             1999
---------------------------------------------------------------------
Noninterest bearing demand deposits    $      14,284     $     11,962
Interest bearing demand deposits              15,003           22,280
Savings and escrow deposits                   54,294           58,775
Time deposits                                 54,210           47,120
                                       -------------     ------------
     Total                             $     137,791     $    140,137
                                       =============     ============

The $2.3 million decline in deposit balances was primarily attributable to the transfer of a portion of the commercial deposit portfolio (totaling $5.2 million at December 31, 1999 and $10.1 million at the time of transfer in March 2000) to secured borrowings. These funds have no maturity and may be withdrawn at any time. In the event of a substantial withdrawal, it may be necessary to replace these funds with borrowings from an alternative source which may result in increased interest expense to the Bank.

LIQUIDITY - COMPANY

On a parent company only basis ("parent"), the Company conducts no separate operations. Its business consists of the operations of its banking subsidiary. In addition to debt service relating to the promissory notes issued by the Company to a group of three Maine savings banks (the "Savings Banks") in the aggregate principal amount of $2.0 million at September 30, 2000, the Company's expenses consist primarily of Delaware franchise taxes associated with the Company's authorized capital stock and various other expenses. These expenses, including legal, certain audit and other professional fees, insurance and other expenses, are allocated between the Bank and the Company based upon the relative benefits derived.

In February 2000, the Company's Board of Directors authorized an extension of the Company's stock repurchase program, with the intent to repurchase up to an additional 68,000 shares, or a total of 136,000 shares (10% of the outstanding common stock as of the June 1999 commencement date of the repurchase program). As of September 30, 2000, the Company had repurchased 113,733 shares of its common stock under the program. The stock repurchase program is expected to be in effect until approximately February 2001 unless the full 136,000 shares are acquired sooner or the number of shares authorized for repurchase is further increased.

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

The Loan Agreement dated August 4, 1999, between the Company and the Savings Banks contains certain terms, restrictions and covenants, such as restrictions regarding the conditions under which cash dividends may be paid by the Company (including a prohibition on the payment of cash dividends to its stockholders as long as the Company's debt-to-equity ratio on a parent-only basis exceeds 50%), and a requirement that the Company and the Bank maintain certain minimum capital ratios. At September 30, 2000, the Company's debt-to-equity ratio and regulatory capital ratios would have permitted the payment of a dividend by the Company under the terms of the Loan Agreement.

On August 30, 2000, the Bank paid the Company a cash dividend of $500,000. At September 30, 2000, the parent's cash and cash equivalents totaled $526,000.

The Company suspended the payment of cash dividends to its stockholders in the fourth quarter of 1989 and has not paid any cash dividends to its stockholders since that time.

CAPITAL - BANK

The table below sets forth the regulatory capital requirements and capital ratios for the Bank at September 30, 2000 and December 31, 1999:

(dollars in thousands)                                        September 30, 2000    December 31, 1999
-----------------------------------------------------------------------------------------------------
Tier 1 capital (Leverage) to total assets /(1)/ ratio
  Qualifying capital                                              $  17,808            $  17,244
  Actual %                                                            8.77%                9.22%
  Minimum requirements for capital adequacy %                         4.00%                4.00%
  Average quarterly assets                                        $ 202,952            $ 187,070
Tier 1 capital to risk-weighted assets
  Qualifying capital                                              $  17,808            $  17,244
  Actual %                                                           15.86%               15.90%
  Minimum requirements for capital adequacy %                         4.00%                4.00%
Total capital to risk-weighted assets (Tier 1 and Tier 2)
  Qualifying capital                                              $  19,231            $  18,618
  Actual %                                                           17.12%               17.17%
  Minimum requirement for capital adequacy %                          8.00%                8.00%
  Risk-weighted assets                                            $ 112,318            $ 108,419

/(1)/ Calculated on an average quarterly basis less disallowed portion of the deferred tax asset.

CAPITAL - COMPANY

The table below sets forth the regulatory capital requirements and capital ratios for the Company at September 30, 2000 and December 31, 1999:

(dollars in thousands)                                        September 30, 2000   December 31, 1999
----------------------------------------------------------------------------------------------------
Tier 1 capital (Leverage) to total assets /(1)/ ratio
  Qualifying capital                                             $    16,871          $    15,756
  Actual %                                                             8.30%                8.37%
  Minimum requirements for capital adequacy %                     4.00-5.00%           4.00-5.00%
  Average quarterly assets                                       $   203,233          $   188,154
Tier 1 capital to risk-weighted assets
  Qualifying capital                                             $    16,871          $    15,756
  Actual %                                                            14.98%               14.56%
  Minimum requirements for capital adequacy %                          4.00%                4.00%
Total capital to risk-weighted assets (Tier 1 and Tier 2)
  Qualifying capital                                             $    18,297          $    17,128
  Actual %                                                            16.25%               15.82%
  Minimum requirement for capital adequacy %                           8.00%                8.00%
  Risk-weighted assets                                           $   112,622          $   108,243

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------

  As of September 30, 2000, there were various claims and lawsuits pending against the Company incidental to the ordinary course of business. In the opinion of management, after consultation with legal counsel, resolution of these matters is not expected to have a material effect on the Company's consolidated financial position or results of operations.

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

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

(a) The exhibits that are filed with this Form 10-Q are set forth below:

    27.1  Financial Data Schedule.

(b) No Reports on Form 8-K were filed by the Company during the third quarter of 2000.

                           FIRST COASTAL CORPORATION

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               FIRST COASTAL CORPORATION


Date: November 14, 2000        By:  /s/ Gregory T. Caswell
                                    --------------------------------
                                    Gregory T. Caswell
                                    President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: November 14, 2000        By:  /s/ Gregory T. Caswell
                                    --------------------------------
                                    Gregory T. Caswell
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


Date: November 14, 2000        By:  /s/ Dennis D. Byrd
                                    --------------------------------
                                    Dennis D. Byrd
                                    Vice President and Treasurer
                                    (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

Exhibit No.         Description of Exhibit
-----------         ----------------------

27.1                Financial Data Schedule (filed herewith).