Form 10-K
period 2000-12-31
FIRST COASTAL CORP
filed 2001-04-02
CIK 802763

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

(Mark one):   [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended December 31, 2000

                                      OR

              [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from _________ to _________

                         Commission file number 0-14087


                           FIRST COASTAL CORPORATION
            -----------------------------------------------------
            (Exact name of registrant as specified in its charter)

                 Delaware                                         06-1177661
------------------------------------------------       ---------------------------------
(State or other jurisdiction of incorporation or       (IRS Employer Identification No.)
              organization

     1200 Congress Street, Portland, Maine                       04102
    ---------------------------------------                      -----
   (Address of principal executive offices)                    (Zip Code)

                                      (207) 774-5000
                  ----------------------------------------------------
                  (Registrant's telephone number, including area code)

         Securities registered pursuant to Section 12(b) of the Act: Not applicable

Securities registered pursuant to Section 12(g) of the Act:   Common Stock, $1.00 par value per share
                                                              ---------------------------------------
                                                                      (Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K [_]

     Based upon the closing price of the registrant's Common Stock as of March 14, 2001, the aggregate market value of the Common Stock held by nonaffiliates was $13,497,626

     As of the close of business on March 14, 2001, there were 1,199,789 shares of the registrant's Common Stock, par value $1.00 value per share, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 2000, are incorporated by reference in Part II.

     Portions of the definitive proxy statement for the annual meeting of stockholders to be held May 15, 2001, which the registrant intends to file no later than 120 days after December 31, 2000 are incorporated by reference in
Part III.

                                    PART I

ITEM 1. BUSINESS.

GENERAL

First Coastal Corporation

First Coastal Corporation, a Delaware corporation (the "Company"), is the bank holding company of Coastal Bank, a Maine-chartered bank ("Coastal" or the "Bank"). The Company was organized in January 1987 as the holding company of Suffield Bank in Connecticut. The Company acquired Coastal in April 1987. In September 1991, Suffield Bank was placed in receivership by the Connecticut Department of Banking, leaving the Bank as the Company's sole operating subsidiary.

Coastal Bank

The Bank was formed in 1981 as a Maine-chartered savings bank through the consolidation of Brunswick Savings Institution and York County Savings Bank, which were organized in 1858 and 1860, respectively. On July 11, 1984, the Bank completed its conversion from mutual form to a Maine stock savings bank.

The Bank had total assets of approximately $217.3 million at December 31, 2000. The region served by the Bank includes the communities of Portland, Falmouth, Freeport, Brunswick, Topsham and Saco, Maine.

The principal business of the Bank consists of retail and commercial community banking, including attracting deposits from the general public and originating residential mortgage, consumer, commercial and industrial loans, and commercial real estate mortgage loans. Deposits at the Bank are federally insured to applicable limits by the Bank Insurance Fund ("BIF"), which is administered by the Federal Deposit Insurance Corporation ("FDIC").

The principal executive offices of the Company and the Bank are located at 1200 Congress Street, Portland, Maine 04102-2129; telephone (207) 774-5000.

This Annual Report on Form 10-K contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements with regard to the Company's expectations as to its financial results and other aspects of its business, including the Company's strategic business initiatives, net interest margin, deposit growth, interest rates, additional branches, market and growth opportunities and loan volume, constitute forward-looking statements. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as "believes," "expects," "may," "will," "should," "estimates," or "anticipates" or the negative thereof or other variations thereof or comparable terminology. All forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual transactions, results, performance or achievements of the Company to be materially different from those expressed or implied by such forward-looking statements. Although the Company has made such statements based on assumptions which it believes to be reasonable, there can be no assurance that the actual transactions, results, performance or achievements will not differ materially from the Company's expectations. For example, there are a number of important factors with respect to such forward-looking statements that could materially and adversely affect such forward-looking statements, such as (i) the impact of changes in market rates of interest, economic conditions or competitive factors on the Company's deposit products and loan demand and asset quality; (ii) the possibility that certain transactions, such as the opening of new branches, the introduction of new banking products or other planned or contemplated events, may not occur or may not be initiated with the degree of success contemplated; (iii) the possibility that operating expenses may be higher than anticipated; (iv) the effect that changes in the general economic and competitive conditions in markets in which the Company operates could have on the Company's financial performance and condition; (v) the Company's ability to control its loan losses, and to achieve its goals with respect to net interest rate spread and margin; and (vi) the level of demand for new and existing products. Should one or more of these risks or other uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in the forward-looking statements. Except as required by law, the Company does not intend to update forward-looking statements.

CERTAIN REGULATORY MATTERS

Regulatory Capital Requirements

Under applicable federal regulations, the Company and Coastal are each required to maintain minimum levels of regulatory capital. The Board of Governors of the Federal Reserve System (the "Federal Reserve") has adopted a leverage-based capital requirement of a minimum level of tier 1 capital to total assets of 3.0% for bank holding companies with a composite rating of 1 under the bank holding company rating system. All other bank holding companies are required to maintain a minimum ratio of tier 1 capital to total assets of 4.0% to 5.0%. Under the Federal Reserve's risk-based capital guidelines, bank holding companies also are required to maintain a minimum ratio of tier 1 capital to risk-weighted assets of 4.0% and a minimum ratio of qualifying total capital to risk-weighted assets of 8.0%. The Company's ratios of Tier 1 capital to total assets, Tier 1 capital to risk-weighted assets, and qualifying total capital to risk-weighted assets of 8.14%, 13.97%, and 15.23%, respectively, at December 31, 2000 were in compliance with such guidelines.

The FDIC has also adopted minimum capital requirements for state non-member banks such as the Bank. Under the minimum leverage capital requirement, insured state non-member banks must maintain a Tier 1 capital to total assets ratio of at least 3% to 5% depending on the CAMELS rating of the bank and other factors. At December 31, 2000, the Bank had a Tier 1 capital to total assets ratio of 8.60%. In addition, under such requirements insured non-member banks must maintain a minimum ratio of Tier 1 capital to risk-weighted assets of 4.0%, and a minimum ratio of qualifying total capital to risk-weighted assets of 8.0%. At December 31, 2000, the Bank had a ratio of Tier 1 capital to risk-weighted assets of 14.79% and a ratio of qualifying total capital to risk-weighted assets of 16.05%.

LENDING ACTIVITIES

Loan Portfolio Composition

The following table sets forth the composition of the Company's loan portfolio at the dates indicated:


                                                                 December 31,
                                     ----------------------------------------------------------------
(dollars in thousands)                  2000           1999         1998           1997          1996
-----------------------------------------------------------------------------------------------------
Real estate mortgage loans:
  Residential                      $  27,745      $  28,460      $  32,555     $  33,251     $ 30,981
  Commercial                          65,417         66,833         52,747        48,705       48,456
Real estate construction loans         3,450          2,832          1,384         1,955          769
Commercial and industrial loans       13,107          9,446          5,872         5,166        3,059
Consumer and other loans              21,890         12,962         13,315        15,227       15,281
                                   ---------      ---------      ---------     ---------     --------
Total loans                        $ 131,609      $ 120,533      $ 105,873     $ 104,304     $ 98,546
                                   =========      =========      =========     =========     ========

Ratio of loans to:
Deposits                                  92%            86%            71%           91%          86%
Assets                                    60%            63%            55%           71%          67%

Since 1996 and in conjunction with the Company's strategic plan, effort and resources have been focused on developing higher levels of loan volume. Particular focus has been given to developing a strong commercial banking team as management believes this is an area in which the Bank can develop a competitive edge, particularly with regard to expertise and responsive customer service.

The June 2000 opening of the Bank's new main office in Portland, the November 2000 opening of a new branch in Falmouth, the introduction of a number of new retail banking products and the redevelopment of the Bank's Internet banking products (including enhancements to the Bank's cash management products and the 2000 introduction of Internet banking for retail customers) have been and are expected to continue to be important to the Bank's ability to generate growth in commercial and consumer loans.

Residential real estate loans declined $715,000 and $4.1 million during the years ended December 31, 2000 and 1999, attributable to increased competitive pressures, resulting in a higher percentage of the Bank's 2000 and 1999 originations being secondary market saleable as opposed to residential mortgage portfolio loans.

Though commercial real estate loans are considered riskier than some other loan types, and continue to make up a large percentage of the Company's loan portfolio (49.7% at December 31, 2000), management believes that the combination of its expertise in this area and its lending practices allow the Company to manage the risk inherent in this type of lending.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Historical Background" - and -- "Loans" in the Company's 2000 Annual Report to Stockholders.

The following table sets forth the maturities of the loan portfolio by loan type as of December 31, 2000:

                                                          After
                                                         One But
                                            Within       Within         After
                                             One          Five           Five
(dollars in thousands)                      Year         Years          Years         Total
-------------------------------------------------------------------------------------------
Real estate mortgage loans:
  Residential loans                      $     23     $    746      $  26,976     $  27,745
  Commercial loans                          4,805       26,481         34,131        65,417
Real estate construction loans              3,450            -              -         3,450
Commercial and industrial loans             6,615        5,871            621        13,107
Consumer and other loans                      835        7,814         13,241        21,890
                                         --------     --------      ---------     ---------
  Total loans                            $ 15,728     $ 40,912      $  74,969     $ 131,609
                                         ========     ========      =========     =========

Fixed interest rate                      $  7,375     $ 25,765      $  45,379     $  78,519
Variable/adjustable interest rate           8,353       15,147         29,590        53,090
                                         --------     --------      ---------     ---------
                                         $ 15,728     $ 40,912      $  74,969     $ 131,609
                                         ========     ========      =========     =========

The commercial real estate mortgage portfolio of approximately $65.4 million at December 31, 2000, as compared to $66.8 million at December 31, 1999, includes loans collateralized by apartment buildings, mixed use commercial buildings, retail buildings, office buildings and other income-producing properties. Substantially all of these loans are collateralized by mortgages on properties located in Maine. The maturities are set forth in the above table.

At December 31, 2000 and 1999, commercial and industrial loans totaled $13.1 million and $9.4 million, respectively. The Bank makes commercial and industrial loans collateralized by equipment and other corporate or personal assets, including accounts receivable, inventory, marketable securities and real estate. The terms and maturities of commercial loans are negotiated with the borrower, but generally the loans mature in seven years or less and bear interest at a fixed or adjustable rate.

Consumer loans originated by the Bank primarily include automobile, mobile home and boat loans, home improvement loans, loans collateralized by deposits, lines of credit collateralized by residential real estate and student loans under the Maine Guaranteed Student Loan Program. The interest on student loans is partially subsidized, and a minimum of 98% of each loan is guaranteed by the federal government. As of December 31, 2000, the Bank had approximately $21.9 million in consumer loans, compared to $13.0 million as of December 31, 1999. All consumer loans originated are reviewed for creditworthiness, adequacy of collateral and the borrowers' ability to repay.

Loan Originations

Residential mortgage loans originated by the Bank are primarily collateralized by property located within its existing market area in Maine. The Bank is an active residential mortgage lender. A significant percentage of residential loans originated are 1-4 family residential real estate loans, the majority of which are sold in the secondary market. In 1998 and years prior, the Bank continued to service most of the loans it sold in the secondary market. Beginning in 1999 the Bank began selling these loans on a servicing released basis. Most of the Bank's residential loans are originated using the Fannie Mae underwriting guidelines.

The Bank's residential loan originations remained relatively unchanged for the year ended December 31, 2000 as compared to the year ended December 31, 1999. While the Bank had developed a plan to increase residential loan originations, in part through the addition of commissioned based loan originators to its lending staff, the Bank has concluded that the narrow margins available in this very competitive, highly commoditized business segment, as compared to 1999, do not warrant strong focus by the Bank at this time.

Commercial loan originations declined modestly in 2000 as compared to 1999, as is reflected in the $2.2 million increase (2.9%) in total commercial loans outstanding at December 31, 2000 as compared to December 31, 1999. Staffing changes and management time necessarily devoted to the planning and opening of the two new banking facilities adversely impacted the Bank's origination capabilities for much of 2000; however, the Bank currently plans to further increase its commercial loan originations in 2001. The competition for commercial loans continues to be intense and the ability of the Bank to increase commercial loan originations could be affected by both competitive and economic factors.

The level of residential, consumer and commercial loan originations going forward will depend upon a number of factors, including the level of interest rates, general economic conditions, the competitive environment and overall profitability of these loans.

The following table represents residential real estate and consumer loan originations for the years ended December 31, 2000 and 1999.

                                                          For the year ended December 31,
                                                          -------------------------------
(in thousands)                                                         2000          1999
-----------------------------------------------------------------------------------------
Originations /(1)/:
       Residential real estate                                     $  9,363      $  9,345
       Consumer /(2)/                                                 7,151         1,813
                                                                   --------      --------
       Total                                                       $ 16,514      $ 11,158
                                                                   ========      ========

/(1)/ Includes refinancing of existing portfolio and off balance sheet serviced loans.

/(2)/ Includes unfunded commitments of home equity lines of credit and excludes student loan originations and purchases.

For information on Allowance for Loan Losses and Nonperforming Assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2000 Annual Report to Stockholders.

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

The Bank is an approved seller and servicer by and for the Fannie Mae. However, on January 31, 1999, the Bank sold all of its Fannie Mae residential mortgage servicing portfolio. The Bank currently sells all saleable loans on a servicing released basis. At December 31, 2000 and 1999, the Bank was not servicing loans for others as compared to servicing $44.9 million of loans in its capacity as a subservicer at December 31, 1998. There was no servicing fee income related to serviced loans for the year ended December 31, 2000 and 1999. Servicing fee income is reported as other income in the consolidated statements of operations, and for the year ended December 31, 1998 equaled $34,000.

INVESTMENT ACTIVITIES

The Company's investment portfolio is managed in accordance with a written investment policy adopted by the Board of Directors and reviewed on an annual basis. Under this policy, and in accordance with applicable provisions of the Bank Holding Company Act of 1956, as amended (the "BHCA"), without the prior approval of the Federal Reserve and the Board of Directors, the Company generally is prohibited from directly or indirectly purchasing shares of any company if such purchase would cause the Company's direct or indirect ownership to equal or exceed 5% of such company's outstanding shares. The Company's investment policy provides that all investment purchases of equity securities initiated by the Bank must receive the advance approval of the Board of Directors of the Bank. The Bank generally is prohibited by the Federal Deposit Insurance Act from acquiring or retaining, directly or indirectly, any equity investment of a type or in an amount that is not permissible for a national bank. The Company's investment portfolio is comprised primarily of U.S. government and agency obligations. For a summary of investments, see Item 8, "Financial Statements and Supplementary Data -- Notes 1 and 4."

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

The following table sets forth the Company's deposit balances at the dates indicated:

                                                              December 31,
                                     --------------------------------------------------------------
(in thousands)                               2000        1999        1998        1997         1996
---------------------------------------------------------------------------------------------------
Noninterest bearing demand deposits       $  14,119   $  11,962   $  10,447   $   7,599   $   5,790
Interest bearing demand deposits             16,018      22,280      21,680      17,117      15,090
Savings and escrow deposits                  58,066      58,775      63,393      34,465      36,445
Time deposits                                55,155      47,120      53,025      55,810      57,760
                                          ---------   ---------   ---------   ---------   ---------
  Total                                   $ 143,358   $ 140,137   $ 148,545   $ 114,991   $ 115,085
                                          =========   =========   =========   =========   =========

Deposits totaled $143.4 million at December 31, 2000, an increase of $3.2 million (or 2.3%) from the level of $140.1 million at December 31, 1999. This increase is primarily attributable to an $8.0 million increase in certificates of deposit and a $2.2 million increase in noninterest bearing demand deposits, offset by a $6.3 million decline in interest bearing demand deposits. The decline in interest bearing demand deposits is primarily the result of the transfer of one class of commercial deposits (balance $5.2 million at December 31, 1999) to secured borrowings. Subsequent to December 31, 1999, these commercial deposits grew to exceed $10 million and in March 2000, were transferred to secured borrowings. These borrowings have no term and may fluctuate or terminate at any time. For further information on deposits see
Note 8 to the Company's Consolidated Financial Statements.

The Bank's May 1999 sale of its branch located in Kennebunk, Maine included all of the branch deposits totaling $9.9 million.

For the years ended December 31, 2000, 1999 and 1998, Coastal's average deposits and average rates consisted of the following:

                                                             For the Year Ended December 31,
                                           --------------------------------------------------------------------
                                                   2000                   1999                    1998
                                           --------------------   --------------------   ----------------------
                                             Average    Average     Average   Average     Average      Average
(dollars in thousands)                       Amount     Rate        Amount     Rate        Amount       Rate
---------------------------------------------------------------------------------------------------------------
Noninterest bearing demand deposits       $  12,701              $  10,198               $   7,987
Interest bearing demand deposits             16,939    2.07%        19,548     2.32%        18,564     2.30%
Savings Deposits                             55,292    3.75         62,914     3.67         52,750     3.78
Time deposits                                50,672    5.53         48,945     5.05         54,004     5.36
                                          ---------              ---------               ---------
Total                                     $ 135,604              $ 141,605               $ 133,305
                                          =========              =========               =========

At December 31, 2000, the maturities and weighted average interest rates of certificates of deposit over $100,000 were as follows:

                                                                        December 31, 2000
                                                             -------------------------------------
                                                                                       Weighted
                                                                 Balance               Average
Maturities (in months)                                        (in thousands)         Interest Rate
--------------------------------------------------------------------------------------------------
12 months or less                                                $ 4,918                 6.12%
1 - 3 years                                                        1,137                 6.04
                                                                 -------
  Total                                                          $ 6,055                 6.10%
                                                                 =======

As of December 31, 2000, Coastal had no brokered deposits.

Borrowings

The following table sets forth the amount of the Company's borrowed funds for the years ended December 31, 2000, 1999 and 1998:

                                                    For the Year Ended December 31,
                                            ------------------------------------------
(in thousands)                                     2000            1999           1998
--------------------------------------------------------------------------------------
FHLB advances                                  $ 32,901        $ 27,748       $ 22,545
Savings Bank Notes                                1,850           2,268          2,600
Secured borrowings                               21,969           2,980            967
                                               --------        --------       --------
                                               $ 56,720        $ 32,996       $ 26,112
                                               ========        ========       ========

The following table sets forth information regarding the weighted average interest expense at December 31 and the highest month end balances of the Company's total borrowings:

(in thousands)                                             2000        1999        1998
---------------------------------------------------------------------------------------
Weighted average interest rate of total borrowings         5.50%       5.87%       5.95%
Highest month end balance of total borrowings           $46,477     $36,138     $27,266
Average month end balance of total borrowings           $47,720     $28,407     $27,150

The Bank also has been approved by the Federal Reserve Bank of Boston to obtain funds from its discount window for the purpose of maintaining the Bank's liquidity. However, no assets are currently pledged to collateralize any future borrowings. No funds have been obtained from this source.

The Bank estimates that it has approximately $49.0 million in additional short-term borrowing capacity with the FHLB as of December 31, 2000. This amount fluctuates based on qualified collateral.

Federal Home Loan Bank

The Bank uses FHLB advances to expand its lending and investment activities and to enhance the Bank's mix of rate-sensitive assets and liabilities, e.g., to extend maturities or to improve liquidity.

At December 31, 2000, the Bank had outstanding $32.9 million in borrowings with a weighted average interest rate of 5.92% from the FHLB of Boston, maturing as follows:

                                                                    Weighted
                                   Balance                           Average
     Due Date                   (in thousands)      Rates         Interest Rate
------------------------------------------------------------------------------
     2001                        $  5,901         6.05-6.25%         6.22%
     2002                           5,000         6.59-6.70          6.66
     2003                           8,000         4.99-6.61          5.98
     2004                           7,000         5.79-6.06          5.88
     2005                           4,000              5.06          5.06
     2008                           3,000              5.16          5.16
                                 --------
                                 $ 32,901                            5.92%
                                 ========


Savings Bank Notes

On August 4, 1999, the Company entered into the First Amendment to Loan Agreement (the "First Amendment to Loan Agreement") amending the terms of the Loan Agreement, dated as of July 24, 1996 (the "Loan Agreement"), between the Company and a group of four Maine savings banks (the "Savings Banks"). Pursuant to the Loan Agreement, the Company borrowed a total of $4.0 million evidenced by promissory notes (the "Savings Bank Notes") in the amount of $1.0 million to each of the Savings Banks. Prior to the effective date of such modification to the Loan Agreement, the Savings Bank Notes bore interest, payable quarterly, at an annual rate of 10.85%, with semi-annual principal payments of $200,000 beginning in June 1998. The original maturity date was December 31, 2001. Pursuant to the First Amendment to Loan Agreement and the amended Savings Bank Notes, the term loan (balance $2.4 million at the time of refinance) bears interest at an annual rate of 8.0% until August 4, 2002, at which time the interest rate will convert to the Prime Rate as published in The Wall Street Journal (the "WSJ"), adjustable daily, until the new maturity date of August 4, 2004. In addition, the Company is entitled to draw against a working capital line of credit up to a combined aggregate limit, including the balance outstanding at any time on the term loan, of $4.0 million. The interest rate on the line of credit is equal to the Prime Rate as published in the WSJ, adjusted daily and the maturity date is August 4, 2004.

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

In connection with the amended Savings Bank Notes, one of the Savings Banks notes was purchased by one of the remaining three lenders. There is no prepayment penalty associated with the amended Savings Bank Notes. Other terms and conditions, including the pledge of all of the Company's stock in the Bank as collateral, were affirmed and remain in effect.

Secured Borrowings

In May 1998, the Bank introduced a new cash management program for businesses. The program represents secured borrowings, which include agreements similar to repurchase agreements that are not FDIC insured. At December 31, 2000 and 1999 these secured borrowings totaled approximately $22.0 million and $3.0 million, respectively, and were collateralized by approximately $22.0 million and $3.0 million, respectively, in Bank owned investment securities.

For additional information on Borrowings, see "Note 9 -- Borrowings" in the Company's 2000 Annual Report to Stockholders.

EMPLOYEES

As of December 31, 2000, the Company and its subsidiary had 92 full-time equivalent employees.

COMPETITION

The Bank is a full service bank with eight banking offices in the southern Maine communities of Portland, Falmouth, Freeport, Brunswick, Topsham and Saco. Competition among financial institutions in the Bank's market area is intense and the Bank competes in obtaining funds and in making loans with other state and national banks, savings and loan associations, consumer financial companies, credit unions and other financial institutions which have far greater financial resources than those available to the Bank. The Bank also faces competition for deposits from money market funds and other securities funds offered by brokerage firms and other similar financial institutions. Competition among financial institutions is based upon interest rates and other credit and service charges, the quality of services rendered, the convenience of banking facilities and in the case of loans to larger commercial borrowers, relative lending limits.

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

In order to become a financial holding company and take advantage of this new authority, the Bank must be well-capitalized and well-managed and have at least a satisfactory record of performance under the Community Reinvestment Act. No prior notice to the Federal Reserve would be required from a financial holding company to acquire a company engaged in nonbanking activities or to commence these activities directly or indirectly through a subsidiary. Although the Company could qualify to become a financial holding company, it has no present plan to change its status under the BHCA since it has no plans to acquire a nonbanking company or engage in any new nonbanking activities.

Maine Bank Holding Company Regulation

Maine state law also regulates bank holding companies. The state law is designed to conform with the registration, application and reporting requirements of the Federal Reserve to the maximum extent feasible. The Company is registered with the Maine Superintendent of Banking (the "Superintendent"), and must notify the Superintendent whenever there is a "material" change in the ownership of the Company.

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

Federal Home Loan Bank System

The Bank is a member of the FHLB of Boston, one of the 12 regional banks of the FHLB System. The FHLB System provides a central credit facility for member institutions. The Bank has the ability to borrow funds from the FHLB of Boston in order to maintain its liquidity. As a member of the FHLB of Boston, the Bank is required to own shares of capital stock in the FHLB of Boston in an amount at least equal to the greater of 1% of the aggregate principal amount of unpaid residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its advances (borrowings) from the FHLB of Boston, whichever is greater. The Bank was in compliance with this requirement with an investment at December 31, 2000 of $1.7 million.

Under applicable regulations, member banks are required to maintain at all times an amount of qualified collateral that is at least sufficient to satisfy the collateral maintenance level established by the FHLB. See "Business -- Sources of Funds -- Borrowings."

Federal Reserve System

The Federal Reserve has adopted regulations that require, among other things, that insured depository institutions maintain nonearning reserves against their transaction accounts (primarily NOW and regular checking accounts) and nonpersonal time deposits (those which are transferable or held by a person other than a natural person) with an original maturity of less than 18 months. At December 31, 2000, the Bank was in compliance with these requirements.

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

ITEM 2.  PROPERTIES.

The Company primarily utilizes the premises, equipment and furniture of the Bank without direct payment of any rental or other fees to the Bank. The Bank's executive offices and operations center are located at 1200 Congress Street,
Portland, Maine.   The Bank currently maintains eight branches as listed below.

Location     Address                      Leased/Owned    Lease Expiration
-----------  --------------------------   --------------  ----------------------
Brunswick    83 Maine Street              Owned           n/a
             Brunswick, ME
Brunswick    14 Gurnet Road               Owned           n/a
             Brunswick, ME
Falmouth     U.S. Route 1 and Depot Road  Leased          October 2010
             Falmouth, ME 04105                           (lease provides
                                                          for up to four 5-year
                                                          renewal options)
Freeport     8 Mallet Drive               Owned           n/a
             Freeport, ME
Portland     1200 Congress Street         Leased          May 2010
             Portland, ME                                 (lease provides
                                                          for up to four 5-year
                                                          renewal options)
Portland     120 Exchange Street          Leased          December 2002
             Portland, ME                                 (lease provides
                                                          for one 5-year renewal
                                                          option)
Saco         Suite 32                     Leased          February 2006
             4 Scammon Drive                              (lease provides
             Saco, ME                                     for up to three 5-year
                                                          renewal options)

Topsham      47 Topsham Fair Mall Road    Building Owned  n/a
             Topsham, ME                  Land Leased     June 2005
                                                          (lease provides for
                                                          up to four 5-year
                                                          renewal options)
ITEM 3.    LEGAL PROCEEDINGS.

There are no material pending legal proceedings to which the Company or its subsidiary is a party or of which any of the Company's property or the property of its subsidiary is the subject, other than ordinary routine litigation incidental to its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Company's stockholders during the fourth quarter of the fiscal year ended December 31, 2000.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Information required by this Item is set forth under the caption "Market for Registrant's Common Equity and Related Stockholder Matters" in the Company's Annual Report to Stockholders for the year ended December 31, 2000, which information is hereby incorporated herein by reference and specifically made a part hereof.

ITEM 6.  SELECTED FINANCIAL DATA.

Information required by this Item is set forth under the caption "Selected Financial Data" in the Company's Annual Report to Stockholders for the year ended December 31, 2000, which information is hereby incorporated herein by reference and specifically made a part hereof.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Information required by this Item, other than new accounting standards and accounting standards adopted, is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report to Stockholders for the year ended December 31, 2000, which information is hereby incorporated herein by reference and specifically made a part hereof. Information with regard to new accounting standards and accounting standards adopted, is set forth under Note 1 to the Company's Consolidated Financial Statements of the Annual Report to Stockholders for the year ended December 31, 2000, which information is hereby incorporated herein by reference and specifically made a part hereof.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Information required by this Item and the auditor's report thereon are set forth in the Company's Annual Report to Stockholders for the year ended December 31, 2000, which information is hereby incorporated herein by reference and specifically made a part hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information required by this Item is incorporated by reference from "Election of Directors," "Executive Officers" and "Executive Compensation -- Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for the Company's 2001 annual meeting of stockholders, which proxy statement will be filed within 120 days of December 31, 2000.

ITEM 11.  EXECUTIVE COMPENSATION.

Information required by this Item is incorporated by reference from "Executive Compensation" in the Company's definitive proxy statement for the Company's 2001 annual meeting of stockholders, which proxy statement will be filed within 120 days of December 31, 2000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Information required by this Item is incorporated by reference from "Stock Owned by Management" in the Company's definitive proxy statement for the Company's 2001 annual meeting of stockholders, which proxy statement will be filed within 120 days of December 31, 2000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information required by this Item is incorporated by reference from "Executive Compensation -- Certain Transactions" in the Company's definitive proxy statement for the Company's 2001 annual meeting of stockholders, which proxy statement will be filed within 120 days of December 31, 2000.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)(1) The following consolidated financial statements of the Company and its subsidiary, included in the Annual Report of the Company for the year ended December 31, 2000, are incorporated herein by reference in Item 8. The remaining information appearing in the Annual Report to Stockholders is not deemed to be filed as part of this Report, except as expressly provided herein.

Consolidated Balance Sheets as of December 31, 2000 and 1999

Consolidated Statements of Operations for each of the three years in the period ended December 31, 2000

Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 2000

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2000

Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2000

Notes to Consolidated Financial Statements--December 31, 2000

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

Exhibit No.3 Articles of Incorporation and Bylaws

   3.1(i) Restated Certificate of Incorporation (filed as Exhibit 3.1(i) to Annual Report on Form 10-K for the year ended December 31, 1997, File No. 0-14087 ("1997 Form 10-K"), and incorporated herein by reference).

   3.1(ii)  Amended and Restated Bylaws.

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

   10.16 First Coastal Corporation 1996 Stock Option and Equity Incentive Plan, as Amended, dated May 18, 1999 (filed as Exhibit No. 10.16 to Annual Report on Form 10-K for the year ended December 31, 1999, File No. 0-14087, and incorporated herein by reference).

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

   10.24 Amendment No. 2 to Rights Agreement, dated as of April 7, 2000, between First Coastal Corporation and ChaseMellon Shareholder Services, L.L.C. (filed as Exhibit No. 99(a) to Current Report on Form 8-K, filed May 23, 2000, and incorporated herein by reference).

   10.25 Amendment No. 3 to Rights Agreement, dated as of November 1, 2000, between First Coastal Corporation and ChaseMellon Shareholder Services, L.L.C. (filed as Exhibit No. 99(a) to Current Report on Form 8-K, filed November 9, 2000, and incorporated herein by reference).

Exhibit No.13 Annual Report to Security Holders

First Coastal Corporation 2000 Annual Report. Portions of the First Coastal Corporation 2000 Annual Report have been incorporated by reference into this Annual Report on Form 10-K.

Exhibit No.21  Subsidiary of the Registrant

Subsidiary of the Company.

Exhibit No.23 Consents of Experts and Counsel

Consent of PricewaterhouseCoopers LLP to incorporation by reference of its report dated February 9, 2001 into the Company's Registration Statements on Form S-8 (No. 333-08631 and 333-79475) filed with the Securities and Exchange Commission on July 23, 1996 and May 27, 1999.

14(b) Reports on Form 8-K

Current Report on Form 8-K filed on November 9, 2000, announcing that the Company and ChaseMellon Shareholder Services, L.L.C. entered into Amendment No. 3 to Rights Agreement dated as of November 1, 2000.

Current Report on Form 8-K filed on December 18, 2000, announcing that the Company extended its stock repurchase program.

14(c) Exhibits to this Annual Report on Form 10-K are attached or incorporated herein by reference as stated above.

14(d) Not applicable.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              FIRST COASTAL CORPORATION

March 30, 2001                By:   /s/ Gregory T. Caswell
                                    Gregory T. Caswell
                                    President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 30, 2001                By:   /s/ Gregory T. Caswell
                                    ---------------------------
                                    Gregory T. Caswell
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)

March 30, 2001                By:   /s/ Dennis D. Byrd
                                    ---------------------------
                                    Dennis D. Byrd
                                    Vice President and Treasurer
                                    (Principal Financial and Accounting Officer)

And by a majority of the Board of Directors of the Registrant.

March 30, 2001                By:   /s/ David B. Hawkes, Sr.
                                    ---------------------------
                                    David B. Hawkes, Sr.
                                    Chairman of the Board and Director

March 30, 2001                By:   /s/ Gregory T. Caswell
                                    ---------------------------
                                    Gregory T. Caswell, Director

March 30, 2001                By:   /s/ Dennis D. Byrd
                                    --------------------------
                                    Dennis D. Byrd, Director

March 30, 2001                By:   /s/ MaryEllen FitzGerald
                                    ---------------------------
                                    MaryEllen FitzGerald, Director

March 30, 2001                By:   /s/ Roger E. Klein
                                    ---------------------------
                                    Roger E. Klein, Director

March 30, 2001                By:   /s/ Normand E. Simard
                                    ---------------------------
                                    Normand E. Simard

March 30, 2001                By:   /s/ Edward K. Simensky
                                    ---------------------------
                                    Edward K. Simensky, Director

March 30, 2001                By:   /s/ Charles A. Stewart III
                                    ---------------------------
                                    Charles A. Stewart III, Director

                                 EXHIBIT INDEX

Exhibit No.    Description
-----------    -----------

3.1(i) Restated Certificate of Incorporation (filed as Exhibit 3.1(i) to Annual Report on Form 10-K for the year ended December 31, 1997, File No. 0-14087 ("1997 Form 10-K"), and incorporated herein by reference).

3.1(ii)        Amended and Restated Bylaws.

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

10.16 First Coastal Corporation 1996 Stock Option and Equity Incentive Plan, as Amended, dated May 18, 1999 (filed as Exhibit No. 10.16 to Annual Report on Form 10-K for the year ended December 31, 1999, File No. 0-14087, and incorporated herein by reference).

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

10.24 Amendment No. 2 to Rights Agreement, dated as of April 7, 2000, between First Coastal Corporation and ChaseMellon Shareholder Services, L.L.C. (filed as Exhibit No. 99(a) to Current Report on Form 8-K, filed May 23, 2000, and incorporated herein by reference).

10.25 Amendment No. 3 to Rights Agreement, dated as of November 1, 2000, between First Coastal Corporation and ChaseMellon Shareholder Services, L.L.C. (filed as Exhibit No. 99(a) to Current Report on Form 8-K, filed November 9, 2000, and incorporated herein by reference).

13.            First Coastal Corporation 2000 Annual Report

21             Subsidiary of the Company.

23 Consent of PricewaterhouseCoopers LLP to incorporation by reference of its report dated February 9, 2001 into the Company's Registration Statements on Form S-8 (No. 333-08631 and 333-79475) filed with the Securities and Exchange Commission on July 23, 1996 and May 27, 1999.