Form 10-K/A
period 2000-12-31
FIRST COASTAL CORP
filed 2001-04-26
CIK 802763

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                  AMENDMENT NO. 1 TO FORM 10-K ON FORM 10-K/A
(Mark one):    [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                      For the fiscal year ended DECEMBER 31, 2000
OR
               [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the transition period from _________ to _________

                        Commission file number 0-14087

                           FIRST COASTAL CORPORATION
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           DELAWARE                                     06-1177661
-------------------------------            ----------------------------------
(State or other jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization

 1200 CONGRESS STREET, PORTLAND, MAINE                      04102
 -------------------------------------                    ----------
(Address of principal executive offices)                 (Zip Code)

                                (207) 774-5000
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

  Securities registered pursuant to Section 12(b) of the Act: NOT APPLICABLE

Securities registered pursuant to      COMMON STOCK, $1.00 PAR VALUE PER SHARE
     Section 12(g) of the Act:         ----------------------------------------
                                                    (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K [ ]

    Based upon the closing price of the registrant's Common Stock as of March 14, 2001, the aggregate market value of the Common Stock held by nonaffiliates was $13,497,626

    As of the close of business on March 14, 2001, there were 1,199,789 shares of the registrant's Common Stock, par value $1.00 value per share, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 2000, are incorporated by reference in Part II.

    This amendment to the Annual Report on Form 10-K for the year ended December 31, 2000 of First Coastal Corporation (the "Company"), filed with the Securities and Exchange Commission on April 2, 2001, is filed to provide the information set forth in Part III of this 10-K/A. The Company has made no further changes to its Annual Report on Form 10-K filed with the SEC on April 2, 2001.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

GENERAL

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

    The following table sets forth the names of the directors of the Company. Each director of the Company also serves as a director of Coastal Bank (the "Bank"). Also set forth is certain other information with respect to each such person's principal occupation or employment during the past five years, the person's age at December 31, 2000 and the periods during which such person has served as a director of the Company.

                                   AGE AT            MEMBER OF       TERM
DIRECTORS:                    DECEMBER 31, 2000       COMPANY         TO
                                                   BOARD SINCE      EXPIRE
---------------------------  -------------------  --------------  ---------
Gregory T. Caswell /(a)/             45                1997          2001
David B. Hawkes, Sr. /(b)/           56                1996          2001
Charles A. Stewart III               66                1995          2001
Dennis D. Byrd /(c)/                 38                1997          2002
Roger E. Klein                       58                1990          2002
MaryEllen FitzGerald                 46                1998          2003
Normand E. Simard                    59                1987          2003
Edward K. Simensky                   59                1994          2003
----------------------
(a) Mr. Caswell serves as President and Chief Executive Officer of the Company and the Bank.
(b) Mr. Hawkes serves as Chairman of the Board of Directors of the Company and the Bank.
(c) Mr. Byrd serves as Vice President and Treasurer of the Company and Executive Vice President, Chief Financial Officer and Treasurer of the Bank.

DIRECTOR INFORMATION

    DENNIS D. BYRD joined the Bank in October 1985. From 1987 to 1992, Mr. Byrd was responsible for financial operations of the Bank, and was promoted to Assistant Treasurer/Controller in 1989 and Assistant Vice President in 1990. In 1993, Mr. Byrd was promoted to Vice President/Controller and Treasurer of the Bank, and Treasurer of the Company. In 1994, Mr. Byrd was promoted to Executive Vice President, Chief Financial Officer and Treasurer of the Bank and effective March 1995, Mr. Byrd was elected to the Board of Directors of the Bank. Mr. Byrd became a director of the Company in March 1997 and was also elected a Vice President of the Company in December 1998.

    GREGORY T. CASWELL joined the Bank in December 1991 as Senior Vice President and Senior Loan Officer responsible for managing the lending, loan workout and credit administration functions of the Bank. In 1994, Mr. Caswell was promoted to Executive Vice President -- Lending Division of the Bank. Effective March 1995, Mr. Caswell was elected President and Chief Executive Officer of the Company and the Bank and a director of the Bank, and in March 1997, Mr. Caswell became a director of the Company. Mr. Caswell is a director of Greater Portland Big Brothers/Big Sisters, Inc. and a member of the Executive Committee of the Maine Association of Community Banks.

    MARYELLEN FITZGERALD has served as President of Critical Insights, Inc., Portland, Maine, a strategic market research and public opinion polling firm established and owned by Ms. FitzGerald since 1992. Ms. FitzGerald also is a trustee of the Susan Curtis Foundation and Waynflete School, both of Portland, Maine, and was a director of the Maine Summer Drama Institute from 1997 to 2000. Ms. FitzGerald was elected to the Boards of Directors of the Company and the Bank in January 1998.

    DAVID B. HAWKES, SR. has served as a consultant and business advisor with Cloudhawk Management Consultants, LLC, a consulting firm located in Portland, Maine and owned in part by Mr. Hawkes since 1993. Mr. Hawkes was also part owner of New England Internet Services, Inc., a commercial Internet service provider established in 1995 until the company was sold in 1999. Mr. Hawkes is a director of AAA Northern New England, American Skiing Company, Bancroft & Martin, Inc., Maine Woods Co., LLC, Motion Commerce, Inc., Pride Manufacturing Company, Seven Islands Land Co. and Shawnee Peak, Inc. Mr. Hawkes is also on the advisory board of Northland Health Group. Mr. Hawkes was elected to the Boards of Directors of the Company and the Bank in September 1996 and became Chairman of the Boards of Directors of the Company and the Bank in January 1999.

    ROGER E. KLEIN has served as President of Interest Rate Futures Research Corporation of Princeton, New Jersey, a financial futures markets money management firm established and owned by Mr. Klein since 1980. In 1982, Mr. Klein established Timing Strategies Corp., through which Mr. Klein manages funds and provides investment advice to institutions, individuals and corporations.
In September 1989, Mr. Klein became the Chief Investment Officer, Executive Vice President and part owner of Quantum American, Inc., a minority owned investment management company located in New Orleans. Mr. Klein has been a trustee of the Eden Institute, Princeton, New Jersey, a non-profit institute for autistic individuals, since 1995. Mr. Klein has been a director of the Company since 1990 and a director of the Bank since 1994.

    NORMAND E. SIMARD has served as President of York County Biscuit Company, previously a family owned food distributor in Biddeford, Maine, and currently a real estate holding company, since 1993. Mr. Simard is also a partner of Simard Enterprises, a family-owned real estate holding company established in 1982.
Mr. Simard has been a director of the Bank since 1981 and a director of the Company since 1987.

    EDWARD K. SIMENSKY has served as President of Simensky & Thomson, certified public accountants, in Saco, Maine, since 1978. Mr. Simensky has been a trustee of the Sam L. Cohen Charitable Foundation since 1994, a director of the Bank since 1984 and a director of the Company since 1994.

    CHARLES A. STEWART III was the President of A.L. Stewart & Sons, a food processing company located in Cherryfield, Maine, from 1958 until 1982 when the company was sold. Mr. Stewart has been Treasurer of M.C.S. Enterprises, Inc., a real estate investment company based in Freeport, Maine since 1990. Mr. Stewart is a director of the Boys & Girls Club of Greater Portland and the Community Mediation Center, a nonprofit mediation organization based in Portland, Maine. Mr. Stewart was a trustee of White Mountain School, Bethlehem, New Hampshire from 1998 until January 2001. Mr. Stewart also served as a director of the Maine Tennis Foundation from 1994 until January 1999. Mr. Stewart has been a director of the Bank since 1986 and a director of the Company since 1995.

EXECUTIVE OFFICERS

    The following table sets forth the names of the executive officers of the Company and the Bank.

                           AGE AT
NAME                  DECEMBER 31, 2000    POSITIONS HELD
-------------------   ------------------   ---------------------------------
Gregory T. Caswell           45          President, Chief Executive Officer and
                                         a director of the Company and the Bank

Dennis D. Byrd               38          Vice President, Treasurer and a
                                         director of the Company and Executive
                                         Vice President, Chief Financial
                                         Officer,Treasurer and a director of
                                         the Bank

William E. Saufley           44          Vice President and General Counsel of
                                         the Company and Senior Vice President,
                                         Human Resources and General Counsel of
                                         the Bank

    William E. Saufley joined the Bank in January 1999 as Senior Vice President Human Resources and Legal Affairs, responsible for managing the human resource functions of the Bank and for providing legal counsel to the Bank. Effective December 1999, Mr. Saufley was elected Vice President and General Counsel of the Company, and promoted to Senior Vice President, Human Resources and General Counsel for the Bank. Prior to joining the Bank, Mr. Saufley was engaged in the private practice of law and management consulting from 1997 to 1999. Mr. Saufley served as Senior Vice President Human Resources at Atlantic Bank, N.A. from 1996 to 1997, was counsel to the firm of Monaghan, Leahy, Hochadel & Libby from 1995 to 1996, and was Senior Vice President, General Counsel and Secretary of Fleet Bank of Maine from 1992 to 1994.

    For information regarding Messrs. Caswell's and Byrd's principal occupation or employment during the past five years, see "Director Information."

    Messrs. Caswell and Byrd have entered into employment agreements with the Company and the Bank. The employment agreements provided for an initial term which ended December 31, 1999, with automatic one-year renewals on December 31, 1998 and each subsequent December 31, unless the Company and the Bank, or the executive officer, gives written notice to the contrary no later than October 31 before any such renewal date. For more information regarding the employment agreements of Messrs. Caswell and Byrd, see "Executive Compensation -- Employment Agreements."

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of its Common Stock, to file with the SEC initial reports of ownership of the Company's equity securities and to file subsequent reports when there are changes in such ownership. Based on a review of reports submitted to the Company, the Company believes that, during the fiscal year ended December 31, 2000, all Section 16(a) filing requirements applicable to the Company's officers, directors and more than 10% owners were complied with on a timely basis. Stewart B. Reed, who owns more than 10% of the Common Stock, has not, to the Company's knowledge, filed a Form 3 with the SEC or sent or delivered a copy of such filing to the Company.

ITEM 11.  EXECUTIVE COMPENSATION.

CASH COMPENSATION

    The following table sets forth the compensation paid by the Company and the Bank during 2000, 1999 and 1998 to Gregory T. Caswell, President and Chief Executive Officer, and Dennis D. Byrd, Vice President and Treasurer of the Company and Executive Vice President, Chief Financial Officer and Treasurer of the Bank, who was the only other executive officer whose total annual salary and bonus exceeded $100,000 for services rendered in all capacities to the Company and the Bank during the year ended December 31, 2000.

SUMMARY ANNUAL COMPENSATION TABLE
                                                                                 LONG-TERM
                                                                                COMPENSATION
                                                  ANNUAL COMPENSATION              AWARDS
                                              ---------------------------       ------------
                                                                                  NUMBER OF
                                                                                 SECURITIES
NAME AND                                                                         UNDERLYING        All Other
PRINCIPAL POSITIONS              YEAR            SALARY           BONUS           OPTIONS       Compensation(a)
-------------------------       ------          --------         -------        ------------    ---------------
Gregory T. Caswell               2000           $150,000         $15,000              -             $10,030
 President, Chief
  Executive Officer and          1999            143,097          17,172           10,000             8,586
  Director
                                 1998            136,282          15,000           10,000             8,177

Dennis D. Byrd                   2000            105,000          10,500              -               7,124
 Vice President,
  Treasurer and                  1999            101,360          12,163            5,000             6,082
  Director
                                 1998             96,533          10,000            5,000             5,792
-----------------------

 (a) Consists of matching contributions made by the Bank pursuant to the Bank's 401(k) defined contribution plan.

OPTION GRANTS

    There were no options granted to the named executive officers during 2000.

OPTION EXERCISES AND HOLDINGS

    The following table contains information with respect to each of the named executive officers of the Company concerning the exercise of stock options during 2000 and the value of all unexercised options held by such individuals at December 31, 2000.

                         AGGREGATED OPTION EXERCISES IN 2000 AND FISCAL YEAR-END OPTION VALUES

                      SHARES                 NUMBER OF SECURITIES       VALUE OF UNEXERCISED IN-THE-
                     ACQUIRED               UNDERLYING UNEXERCISED         MONEY OPTIONS AT FISCAL
                        ON       VALUE     OPTIONS AT FISCAL YEAR-END           YEAR-END (A)
                                           -----------------------------------------------------------------------
NAME                  EXERCISE  REALIZED   EXERCISABLE   UNEXERCISABLE    EXERCISABLE  UNEXERCISABLE
----------------------------------------------------------------------------------------------------------------
Gregory T. Caswell       -         -          43,667         11,333         $92,000       $8,000

Dennis D. Byrd           -         -          21,833          5,667          46,000        4,000

-----------------------------------
(a) Based on the closing price of the Company's Common Stock on December 29, 2000, less the exercise price.

PENSION PLAN

    The Bank maintained a qualified noncontributory pension plan (the "Pension Plan") for its officers and other employees through RSI Retirement Trust, created to provide retirement benefits for the employees of savings banks and their allied organizations. Future benefit accruals under the Pension Plan were eliminated as of July 31, 1997 and the plan was terminated as of September 30, 1997. As a result of the termination and final settlement of the Pension Plan in December 1998, Messrs. Caswell and Byrd received a distribution of $29,962 and $30,697, respectively, which each individual transferred to his respective account under the Bank's 401(k) defined contribution plan.

COMPENSATION OF DIRECTORS

    During 2000, there were no fees earned or paid to directors of the Company for any service provided as a director of the Company. The Company has not made and does not anticipate making any such payments to directors for 2001. During 2000, each non-employee director of the Bank received a quarterly retainer of $2,500 and the Chairman received a quarterly retainer of $3,750. In addition to a quarterly retainer, each non-employee director of the Bank serving on a committee received $200 for each committee meeting attended. Employee directors of the Bank receive no additional compensation for serving as directors or committee members of the Bank.

    The First Coastal Corporation 1996 Stock Option and Equity Incentive Plan provides that, subject to the availability of shares, as of each annual meeting of stockholders of the Company, each non-employee director of the Company who is elected by the stockholders at, or whose term of office continues after, such meeting will be granted a non-qualifying option with a 10-year term for 1,000 shares upon the date of such election or meeting at a per share exercise price equal to the market value of a share of Common Stock on the date of grant. Pursuant to that plan, in May 2000 each of Messrs. Hawkes, Klein, Simard, Simensky and Stewart and Ms. FitzGerald, the then-current non-employee directors of the Company, was granted a non-qualifying option with a 10-year term for 1,000 shares of Common Stock at an exercise price equal to $8.875 per share.

    A deferred compensation plan (the "Deferred Compensation Plan") was established in 1987 for members of the Board of Directors of the Company and non-employee directors of the boards of subsidiaries of the Company. Under the Deferred Compensation Plan, each participant has the right to elect to defer a portion of his or her annual directors' fees, with amounts deferred credited monthly with interest at an annual rate which is determined prior to the beginning of each calender year. For 2000, the interest rate was 5.84%. Payment of amounts credited is available to participants by a lump sum or a designated number of monthly installments, which number may not be less than 12 nor more than 120. For 2000, no director of the Bank elected to defer any portion of his or her director fees.

EMPLOYMENT AGREEMENTS

    Current Agreements. In September 1998, the Company and the Bank entered into employment agreements (the "Employment Agreements") with Messrs. Caswell and Byrd, which superseded the employment agreements entered into by the parties in July 1996. Under the Employment Agreements, Messrs. Caswell and Byrd may receive annual salary increases based on increases in the cost of living and based upon performance or merit, as determined by the Boards of Directors of the Company and the Bank. Each executive officer's salary may not be decreased during the term of his agreement. Each such executive officer is also eligible (i) to receive discretionary bonuses as may be authorized by the Board of Directors of the Company or the Bank, (ii) to participate in any plan of the Company or the Bank relating to stock options, stock purchases, pension, thrift, profit sharing, employee stock ownership, group life insurance, medical coverage, disability insurance, education or other retirement or employee benefits that the Company or the Bank has adopted or may adopt for the benefit of its executive employees, and (iii) to participate in any other fringe benefits which are or may be or become applicable to executive employees of the Company or the

Bank. In addition, Messrs. Caswell and Byrd are authorized to incur reasonable business expenses in the performance of their duties. The Employment Agreements provided for an initial term which ended December 31, 1999, with automatic one-year renewals on December 31, 1998 and each subsequent December 31, unless the Company and the Bank, or the executive officer, gives written notice to the contrary not later than October 31 before any such renewal date. As a result of such automatic renewals, the term has been extended to December 31, 2002. The base salary for Mr. Caswell for the year ending December 31, 2001 is $159,750, and for Mr. Byrd is $111,825.

    The Boards of Directors of the Company and the Bank may terminate the employment of Messrs. Caswell and Byrd at any time. The Employment Agreements provide that if employment is terminated other than for cause (as defined) or the executive officer terminates his employment with good reason (as defined), he will be entitled, subject to certain limitations, (a) to be paid a lump sum cash payment as liquidated damages, (b) to continue to participate in and accrue benefits under all retirement, pension, profit-sharing, employee stock ownership and other deferred compensation plans of the Company and the Bank for a specified term, unless prohibited by law and except to the extent the plan constitutes a "qualified plan," (c) to receive all other employee benefits, including group life insurance, medical coverage, disability insurance, education, and other fringe benefits for a specified term, and (d) to receive certain insurance and indemnification benefits with respect to their acts or omissions while an officer or director until the final expiration or running of all periods of limitation against action which may be applicable to such acts or omissions.

    The specified term for the foregoing benefits, and the amount of the lump sum payment, vary according to whether the termination occurs in anticipation of, in connection with, or within two years following a change in control of the Company or the Bank. In the context of a change in control, the specified term for benefits is equal to 36 months, and the lump sum payment is equal to three times the sum of (a) the executive officer's annual base salary (at the greater of the rate in effect at termination or the highest rate in effect at any time within 12 months before the change in control) and (b) the bonus earned by the executive officer during the fiscal year preceding the fiscal year in which (i) the termination occurs, or (ii) the change in control occurs, whichever is greater. Under the Employment Agreements, a change in control of the Company is deemed to have taken place if: (A) any person becomes the beneficial owner of 25% or more of the voting shares of the Company, (B) any person receives regulatory approval to acquire control of the Company, (C) any person (other than the persons named as proxies solicited on behalf of the Board of Directors) holds proxies as to election or removal of two or more Directors of the Company, representing 25% or more of the total voting shares of the Company, (D) any person has commenced a tender or exchange offer, or entered into an agreement or received an option to acquire beneficial ownership of 25% or more of the total voting shares of the Company, regardless of whether regulatory approval has been received, and the Board determines that such action constitutes or will constitute a change in control, or (E) if, as a result of a business combination, sale of assets or contested election, or a combination of these factors, the persons who were Directors of the Company before such transaction cease to constitute at least two-thirds of the Board of Directors of the Company or any successor institution. A change in control of the Bank, under the Employment Agreements, is deemed to have taken place if the Company's beneficial ownership of the voting shares of the Bank is reduced to less than 50%.

    In the event of a termination other than in connection with a change in control, the specified term for continuation of benefits is the remaining term of the respective Employment Agreement (but not in excess of 24 months), and the lump sum payment is equal to the sum of (a) the executive officer's base salary at the date of termination for the remaining term of the Employment Agreement (but not in excess of 24 months), plus an amount equal to any bonuses paid during the fiscal year preceding the fiscal year in which termination occurs.

    The Employment Agreements provide that no payment is required to be made that would constitute a "golden parachute payment" (as defined) pursuant to certain rules and regulations of the Federal Deposit Insurance Corporation for which no applicable exception exists thereunder at the time of such payment. Also, payments and benefits under the agreements are limited to the maximum amount that can be paid or provided without adverse tax consequences under the "excess parachute payment" rules. If Messrs. Caswell or Byrd becomes disabled or incapacitated to the extent that he is unable to perform his duties and obligations under his Employment Agreement, he will be entitled to receive disability benefits of the type provided for other executive employees of the Company and the Bank, and the obligations of the Company and the Bank under the Employment Agreement will be limited to providing such benefits for the period of such disability.

    Future Agreements. On April 2, 2001, the Company announced a definitive agreement for Norway Bancorp to acquire the outstanding stock of the Company by merging a newly-formed subsidiary of Norway Bancorp with and into the Company, as a result of which shareholders of the Company will receive $21.00 for each outstanding share of the Company's Common Stock, following which the Bank will merge with Norway Savings Bank (collectively, the "Merger Transaction"). On April 1, 2001, Messrs. Caswell and Byrd agreed to amend their current Employment Agreements, in connection with and contingent upon the Merger Transaction. As amended, each executive will receive a payment on or before the effective date of the merger in exchange for a waiver and release of other benefits (other than accrued salary, vacation and other benefits) under the Employment Agreements. The payments to Messrs. Caswell and Byrd, respectively, are $287,200 and $201,040. In the event that the merger agreement is terminated, the amendments will also terminate, and the Employments Agreements as formerly constituted will be reinstated, ratified and confirmed.

    Additionally, in connection with and contingent upon the proposed Merger Transaction, Norway Savings Bank has entered into letter agreements with Messrs. Caswell and Byrd with respect to their continued employment. The letter agreements may be formalized subsequently as full agreements with additional usual and customary terms.

    Mr. Byrd's letter agreements provides that he will be named Senior Vice President and Chief Financial Officer of Norway Savings, with his employment based in Portland, Maine, and receiving an annual salary of not less than $111,825 and certain other benefits. The employment arrangement will be for a period from the merger until December 31, 2002, subject to automatic renewal for successive one-year periods unless contrary notice is given by October 31 of the preceding year. In the event of termination by Mr. Byrd with Good Reason or by Norway Savings without cause, he is entitled to receive continued pay and benefits for the remaining term of the agreement, but not more than 24 months. In the event of termination of his employment for any reason, Mr. Byrd agrees not to solicit customers or employees of the Bank for a period of one year.

    Mr. Caswell's letter agreement is identical to Mr. Byrd's, except that it provides that he will be named Executive Vice President, Chief Operating Officer and Senior Credit Officer of Norway Savings, receiving an annual salary of not less than $159,750. In addition, Mr. Caswell's letter agreement provides for severance in the amount of three years of salary and associated employee benefits in the event of a termination other than for cause in connection with a Change in Control event with respect to Norway Bancorp or Norway Savings.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

STOCK OWNED BY MANAGEMENT

    The following table sets forth information as of April 12, 2001 with respect to the amount of Common Stock of the Company beneficially owned by each director of the Company, by each of the named executive officers, and by all directors and executive officers of the Company as a group. The information is based on information furnished to the Company by each such person.

                                             AMOUNT AND NATURE OF      PERCENT OF COMMON
                NAME                       BENEFICIAL OWNERSHIP (A)    STOCK OUTSTANDING
 ---------------------------------------   ------------------------    ------------------
Gregory T. Caswell                                59,167  (b)                 4.76%
 President, Chief Executive Officer and
  Director

Dennis D. Byrd                                    26,133  (c)                 2.14
 Vice President, Treasurer and Director

MaryEllen FitzGerald                               2,915  (d)                 *
 Director

David B. Hawkes, Sr.                               5,500  (e)                 *
 Chairman of the Board

Roger E. Klein                                     7,682  (f)                 *
 Director

Normand E. Simard                                 10,063  (g)                 *
 Director

Edward K. Simensky                                 6,705  (f)                 *
 Director

Charles A. Stewart III                             6,500  (f)                 *
 Director

All directors and executive officers as a        127,265  (h)                 9.85%
 group (9 persons)
-------------------------------------------

*Less than 1% of shares outstanding.
(a) In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, a person is considered to "beneficially own" shares (i) over which he or she has or shares voting or investment power or (ii) of which he or she has the right to acquire beneficial ownership at any time within 60 days of April 12, 2001. As used herein, "voting power" is the power to vote or direct the voting of shares and "investment power" is the power to dispose or direct the disposition of shares.
(b) Consists of 5,000 shares held by Mr. Caswell, 10,500 shares held jointly by Mr. Caswell and his wife, and options exercisable for 43,667 shares, all of which are presently exercisable.
(c) Consists of 2,500 shares held by Mr. Byrd, 1,800 shares held jointly by Mr. Byrd and his wife, and options exercisable for 21,833 shares, all of which are presently exercisable.
(d) Includes options exercisable for 2,500 shares, which options are presently exercisable.
(e) Includes options exercisable for 3,000 shares, which options are presently exercisable.
(f) Includes options exercisable for 4,500 shares, which options are presently exercisable.
(g) Includes options exercisable for 4,500 shares, which options are presently exercisable and 1,098 shares held in a trust of which Mr. Simard is the sole trustee.
(h)  Includes options exercisable for 91,400 shares.

PRINCIPAL HOLDERS OF COMMON STOCK

    The following table sets forth information as of April 12, 2001, with respect to the ownership of Common Stock by each person believed by management to be the beneficial owner of more than 5% of the outstanding Common Stock.

           NAME AND ADDRESS OF                 AMOUNT AND NATURE OF             PERCENT OF COMMON
             BENEFICIAL OWNER               BENEFICIAL OWNERSHIP (A)            STOCK OUTSTANDING
 ----------------------------------   -----------------------------------   -------------------------
Stewart B. Reed                                    133,759  (b)                       11.15%
  260 North Elm Street
  Westfield, MA 01085-1614

John Sheldon Clark                                  71,681  (c)                        5.97
  6102 East Mockingbird, #622
  Dallas, TX 75214

Financial Institutions Partners II, L.P.            67,700  (d)                        5.64
Hovde Capital, L.L.C.
Eric D. Hovde
Steven D. Hovde
    1824 Jefferson Place, N.W.
    Washington, D.C. 20036
------------------------------------------

(a) In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, a person is considered to "beneficially own" shares (i) over which he or she has or shares voting or investment power or (ii) of which he or she has the right to acquire beneficial ownership at any time within 60 days of April 12, 2001. As used herein, "voting power" is the power to vote or direct the voting of shares and "investment power" or "dispositive power" is the power to dispose or direct the disposition of shares.
(b) A Schedule 13D filed on April 13, 2001 reports that Mr. Reed has sole voting and dispositive power over these shares.
(c) A Schedule 13D filed on September 16, 1999 states that Mr. Clark personally owns 33,465 shares and has sole voting and dispositive power over such shares. Mr. Clark is trustee of two trusts that own 28,516 shares, over which Mr. Clark has voting and dispositive power. In addition, Mr. Clark has a beneficial interest in 9,700 shares owned by his wife, Mrs. Marguerite J. Clark.
(d) A Schedule 13D filed on November 24, 1999 states that Messrs. Eric Hovde and Steven Hovde each hold a beneficial interest in the shares through ownership of an interest in, and positions as members and officers of, Hovde Capital, L.L.C., the general partner of Financial Institutions Partners II, L.P. The Schedule 13D states that each of the reporting persons has shared voting and dispositive power over the shares.

RECENT TRANSACTION

    The Company has entered into a definitive agreement for Norway Bancorp to acquire the Company and the Bank. See "Employment Agreements - Future Agreements."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Subject to regulatory limitations, from time to time the Bank makes residential mortgage loans, home equity lines of credit, consumer loans fully secured by cash or bank deposits, and overdraft lines of credit to employees of the Company, other than its executive officers. It is the policy of the Bank not to offer credit to executive officers, directors and their related interests, or to members of their immediate family, other than interest-bearing overdraft lines of credit in amounts not to exceed $1,500, or credit cards not to exceed $15,000 under the same terms and conditions as those offered to the public. Management believes that any such loans are made in the ordinary course of business, are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and neither involve more than normal risks of collectibility nor present other unfavorable features. Prior to Mr. Hawkes being nominated and elected to the Boards of the Company and the Bank, the Bank made a commercial loan to a partnership in which Mr. Hawkes is a general partner. The original loan was made in 1986 for $475,000 (the "1986 Loan"), and since January 1, 2000, the largest aggregate amount of indebtedness outstanding under the 1986 Loan was $394,554. The 1986 Loan, including any subsequent modifications to the terms of the loan, was made in the ordinary course of business and was made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and neither involves more than normal risks of collectibility nor presents other unfavorable features. The 1986 Loan was paid in accordance with the terms of the loan agreement and was paid off in December 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              FIRST COASTAL CORPORATION

April 26, 2001                By:   /s/ Gregory T. Caswell
                                    ---------------------------
                                    Gregory T. Caswell
                                    President and Chief Executive Officer