Form 10-Q
period 2001-03-31
FIRST COASTAL CORP
filed 2001-05-14
CIK 802763

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark one):    [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                      For the quarterly period ended MARCH 31, 2001
OR
               [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the transition period from _________ to _________

                        Commission file number 0-14087

                           FIRST COASTAL CORPORATION
                       ---------------------------------
            (Exact name of registrant as specified in its charter)

           Delaware                                           06-1177661
 ---------------------------------              --------------------------------
   (State or other jurisdiction                 IRS Employer Identification No.)
 of incorporation or organization)

 1200 Congress Street, Portland, Maine                          04102
----------------------------------------                      ----------
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

                     Outstanding at May 7, 2001: 1,199,989

                                     INDEX
                   FIRST COASTAL CORPORATION AND SUBSIDIARY

PART I              FINANCIAL INFORMATION                                             Page
                    ---------------------                                             ----
           Item 1.  Financial Statements

                    Condensed Consolidated Balance Sheets (Unaudited) as of March       3
                    31, 2001 and December 31, 2000

                    Condensed Consolidated Statements of Operations (Unaudited)         4
                    for the three months ended March 31, 2001 and 2000

                    Condensed Consolidated Statements of Cash Flows (Unaudited)         5
                    for the three months ended March 31, 2001 and 2000

                    Condensed Consolidated Statements of Comprehensive Income           6
                    (Unaudited) for the three months ended March 31, 2001 and 2000

                    Notes to Condensed Consolidated Financial Statements                7
                    (Unaudited), March 31, 2001

           Item 2.  Management's Discussion and Analysis of Financial Condition         8
                    and Results of Operations

           Item 3.  Quantitative and Qualitative Disclosures About Market Risk         18

PART II             OTHER INFORMATION
                    -----------------
           Item 1.  Legal Proceedings                                                  18

           Item 2.  Changes in Securities and Use of Proceeds                          18

           Item 3.  Defaults Upon Senior Securities                                    18

           Item 4.  Submission of Matters to a Vote of Security Holders                18

           Item 5.  Other Information                                                  18

           Item 6.  Exhibits and Reports on Form 8-K                                   18

SIGNATURES                                                                             19

PART I - FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS
-----------------------------

CONDENSED CONSOLIDATED BALANCE SHEETS                                                  (Unaudited)
First Coastal Corporation and Subsidiary                                                March 31,    December 31,
                                                                                    -----------------------------
(in thousands)                                                                             2001          2000
-----------------------------------------------------------------------------------------------------------------
ASSETS
Noninterest earning deposits and cash                                                 $      9,995   $      6,559
Interest earning deposits                                                                   11,984         29,688
                                                                                      ------------   ------------
  Cash and cash equivalents                                                                 21,979         36,247
Investment securities:
  Available for sale (at market value; amortized cost: 2001 $49,930; 2000 $43,876)          50,432         43,785
Federal Home Loan Bank stock (at cost)                                                       1,745          1,745
Loans held for sale (at lower of cost or market)                                             1,061            298
Loans                                                                                      143,080        131,609
  Deferred loan fees, net                                                                      (22)            (1)
  Allowance for loan losses                                                                 (2,934)        (2,814)
                                                                                      ------------   ------------
    Loans, net                                                                             140,124        128,794
Premises and equipment                                                                       4,542          4,551
Accrued interest receivable                                                                  1,421          1,447
Real estate owned and repossessions                                                             46             46
Deferred tax asset                                                                           1,401          1,741
Other assets                                                                                   267            397
                                                                                      ------------   ------------
  TOTAL ASSETS                                                                        $    223,018   $    219,051
                                                                                      ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits                                                                              $    149,232   $    143,358
Federal Home Loan Bank borrowings                                                           34,680         32,901
Savings Bank Notes                                                                           1,741          1,850
Secured borrowings                                                                          17,860         21,969
Accrued expenses and other liabilities                                                         671            589
                                                                                      ------------   ------------
  TOTAL LIABILITIES                                                                        204,184        200,667
STOCKHOLDERS' EQUITY
Preferred Stock, $1.00 par value; Authorized 1,000,000 shares, none outstanding                  -              -
Common Stock, $1.00 par value; Authorized 6,700,000 shares, issued as of March 31,
 2001 and December 31, 2000 - 1,360,727 shares                                               1,361          1,361

Paid-in-capital                                                                             31,751         31,751
Retained earnings (deficit)                                                                (13,130)       (13,387)
Accumulated other comprehensive gain (loss)                                                    332            (61)
Treasury stock (At March 31, 2001 and December 31, 2000 equaled 160,738 and
 143,038 shares, respectively)                                                              (1,480)        (1,280)
                                                                                      ------------   ------------
  TOTAL STOCKHOLDERS' EQUITY                                                                18,834         18,384
                                                                                      ------------   ------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $    223,018   $    219,051
                                                                                      ============   ============
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
First Coastal Corporation and Subsidiary                                             Three Months Ended March 31,
                                                                                    -----------------------------
(in thousands, except share and per share amounts)                                        2001           2000
-----------------------------------------------------------------------------------------------------------------
INTEREST AND DIVIDEND INCOME
  Interest and fees on loans                                                          $      3,095   $      2,692
  Interest and dividends on investment securities                                              777            958
  Other interest income                                                                        270             71
                                                                                      ------------   ------------
    TOTAL INTEREST AND DIVIDEND INCOME                                                       4,142          3,721
INTEREST EXPENSE
  Deposits                                                                                   1,427          1,270
  Borrowings:
    Federal Home Loan Bank                                                                     489            422
    Savings Bank Notes                                                                          41             48
    Secured borrowings                                                                         179             41
                                                                                      ------------   ------------
  Total Interest Expense                                                                     2,136          1,781
                                                                                      ------------   ------------
Net Interest Income Before Provision for Loan Losses                                         2,006          1,940
Provision for loan losses                                                                        -              -
                                                                                      ------------   ------------
Net Interest Income After Provision for Loan Losses                                          2,006          1,940
NONINTEREST INCOME
  Service charges on deposit accounts                                                          150            117
  Gain on investment securities transactions                                                   247              -
  Gain on sales of mortgage loans                                                               27             21
  Other                                                                                         64             22
                                                                                      ------------   ------------
                                                                                               488            160
                                                                                      ------------   ------------
OPERATING EXPENSES
  Salaries and employee benefits                                                               932            775
  Occupancy                                                                                    287            178
  Other                                                                                        881            651
                                                                                      ------------   ------------
                                                                                             2,100          1,604
                                                                                      ------------   ------------
INCOME BEFORE INCOME TAXES                                                                     394            496
Income Taxes                                                                                   137            177
                                                                                      ------------   ------------
NET INCOME                                                                            $        257   $        319
                                                                                      ============   ============
PER SHARE AMOUNTS
Basic earnings per share:
  Weighted average shares outstanding                                                    1,205,496      1,306,607
  Net income per share                                                                $       0.21   $       0.24
                                                                                      ============   ============
Diluted earnings per share:
  Weighted average shares outstanding                                                    1,231,276      1,318,949
  Net income per share                                                                $       0.21   $       0.24
                                                                                      ============   ============
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
First Coastal Corporation and Subsidiary                                             Three Months Ended March 31,
                                                                                     ----------------------------
(in thousands)                                                                           2001           2000
-----------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net Income                                                                          $        257   $        319
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                              175            117
    Amortization (accretion) of investment securities premiums/discounts                       (25)          (287)
    Realized investment securities gains                                                      (247)             -
    Realized gains on assets held for sale                                                     (27)           (21)
    Loans originated for sale                                                               (2,332)        (1,183)
    Sales of loans originated for sale                                                       1,596            746
    Decrease in interest receivable                                                             26             16
    Increase in interest payable                                                                12              3
    Net change in other assets                                                                 470            342
    Net change in other liabilities                                                             70             58
                                                                                      ------------   ------------
Net cash provided (used) by operating activities                                               (25)           110
                                                                                      ------------   ------------
INVESTING ACTIVITIES
  Sales and maturities of securities available for sale                                     15,167          1,411
  Purchases of investment securities available for sale                                    (21,149)        (3,955)
  Net change in loans                                                                      (11,330)        (3,179)
  Net purchases of premises and equipment                                                     (166)          (256)
                                                                                      ------------   ------------
Net cash used by investing activities                                                      (17,478)        (5,979)
                                                                                      ------------   ------------
FINANCING ACTIVITIES
  Net change in deposits                                                                     5,874         (9,148)
  Proceeds from borrowings                                                                   2,000          8,000
  Payments on borrowings                                                                      (330)        (3,308)
  Net change in secured borrowings                                                          (4,109)        12,427
  Repurchase of common stock                                                                  (200)          (297)
                                                                                      ------------   ------------
Net cash provided by financing activities                                                    3,235          7,674
                                                                                      ------------   ------------

Increase (decrease) in cash and cash equivalents                                           (14,268)         1,805
Cash and cash equivalents at beginning of period                                            36,247         12,424
                                                                                      ------------   ------------
Cash and cash equivalents at end of period                                            $     21,979   $     14,229
                                                                                      ============   ============
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
First Coastal Corporation and Subsidiary                                         Three Months Ended March 31,
                                                                                 ----------------------------
(dollars in thousands)                                                                 2001          2000
-------------------------------------------------------------------------------------------------------------
NET INCOME                                                                         $        257  $        319

Other comprehensive income:
  Unrealized holding gains arising during the period (net of income taxes):
   2001 - $125; 2000 - $188                                                                 232           354

  Reclassification adjustment for realized gains included in net income, net of
   income taxes (taxes equaled: 2001 - $86)                                                 161             -
                                                                                   ------------  ------------
                                                                                            393           354
                                                                                   ------------  ------------
Comprehensive income                                                               $        650  $        673
                                                                                   ============  ============
See notes to condensed consolidated financial statements.

FIRST COASTAL CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2001

NOTE 1   BASIS OF PRESENTATION
         ---------------------

The accompanying unaudited condensed consolidated financial statements of First Coastal Corporation (the "Company") and its subsidiary, Coastal Bank (the "Bank"), have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The December 31, 2000 financial data in the Condensed Consolidated Balance Sheets is derived from the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results and other data for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and other documents filed by the Company with the Securities and Exchange Commission.

PENDING MERGER TRANSACTION

On April 2, 2001 the Company announced that it had entered into a definitive agreement for Norway Bancorp ("Norway"), the mutual holding parent company of Norway Savings Bank ("Norway Savings"), to acquire the Company in a cash acquisition of $21.00 for each outstanding share of the Company's common stock. Under the proposed agreement, the Company will be merged into a newly formed subsidiary of Norway Bancorp, and the Bank will merge into Norway Savings Bank (the "Merger Transaction"). The acquisition of the Company and the Bank will be accomplished through a three-step process. First, the Company will merge with a newly formed subsidiary of Norway Bancorp created for the purposes of the merger. As a result of this merger, the Company will be the surviving corporation and Norway will be its sole stockholder. At the effective time of the merger, each share of the Company's common stock will be converted into the right to receive $21.00 in cash. Second, the Company will be merged into Norway. Finally, the Bank will be merged into Norway Savings, with Norway Savings being the surviving bank. The combination of the two banks is expected to create the fourth largest Maine-based bank, based on a combined approximately $580 million in assets. The combined bank will have 18 offices in southern and western Maine. The Merger Transaction is subject to the receipt of stockholder and regulatory approvals and is expected to close in the third quarter of 2001.

In connection with the Merger Transaction, the Company has filed a proxy statement with the Securities and Exchange Commission. Following clearance of that proxy statement by the SEC, stockholders are urged to read the proxy statement when it becomes available because it will contain important information relating to the Merger Transaction and the special meeting of stockholders.

STOCK REPURCHASE PROGRAM

During the quarter ended March 31, 2001, the Company repurchased 17,700 shares of its common stock under the Company's stock repurchase program. As of March 31, 2001, the Company had repurchased a total of 160,738 shares of its common stock since inception of the repurchase program in June 1999. In light of the pending proposed Merger Transaction between the Company and Norway Bancorp, the Company has suspended all stock repurchases.

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

The following table sets forth the approximate number of shares used to calculate basic and diluted earnings per share ("EPS") for the three months ended March 31, 2001 and 2000.

                                                        Three Months Ended
                                                             March 31,
                                                      ---------------------
                                                         2001        2000
                                                      ---------------------
Weighted average shares outstanding for basic EPS     1,205,496   1,306,607
Effect of dilutive stock options /1/                     25,780      12,342
                                                      ---------   ---------
Weighted average shares outstanding for diluted EPS   1,231,276   1,318,949
                                                      =========   =========

/1/ Shares considered anti-dilutive and therefore excluded from the calculation of the Company's weighted average shares outstanding for diluted EPS equaled 22,000 and 55,000 for the three months ended March 31, 2001 and 2000, respectively.


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

This Quarterly Report on Form 10-Q, including statements made in this Management's Discussion and Analysis of Financial Condition and Results of Operations, contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as "believes," "expects," "may," "will," "should," "estimates," or "anticipates" or the negative thereof or other variations thereof or comparable terminology. In making forward-looking statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. All forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual transactions, results, performance or achievements of the Company to be materially different from those expressed or implied by such forward-looking statements. Although the Company has made such statements based on assumptions which it believes to be reasonable, there can be no assurance that the actual transactions, results, performance or achievements will not differ materially from the Company's expectations. For example, there are a number of important factors with respect to such forward-looking statements that could materially and adversely affect the future results associated with forward-looking statements, such as (i) matters related to the Merger Transaction, (ii) the impact of changes in market rates of interest, economic conditions, or competitive factors on the Company's deposit products and loan demand; (iii) the possibility that certain transactions, such as the pending Merger Transaction, the opening of new branches, the introduction of new banking products or other planned or contemplated events, may not occur or be successful; (iv) the possibility that operating expenses may be higher than anticipated; (v) the effect of changes in the general economic and competitive conditions in markets in which the Company operates; (vi) the Company's ability to continue to control its provision for loan losses, noninterest expense and to maintain its margin; (vii) the level of demand for new and existing products; and (vii) legislative and regulatory changes, changes in tax policies, rates and regulations and changes in accounting principles, policies or guidelines. Should one or more of these risks or other uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in the forward-looking statements. The Company does not intend to update forward-looking statements. Investors are also directed to other information related to the Company in documents filed by the Company with the Securities and Exchange Commission.


RESULTS OF OPERATIONS

OVERVIEW

The Company reported net income of $257,000 for the three months ended March 31, 2001 as compared to net income of $319,000 for the same period in 2000. Net income for the three months ended March 31, 2001 was positively impacted by after-tax securities gains of $161,000, offset by $91,000 in after tax expenses related to the pending merger. Additionally, operating expense for the three months ended March 31, 2001 were higher as compared to the same period in 2000, primarily attributable to costs associated with the June 2000 opening of the Bank's new Portland main office and the November 2000 opening of the Bank's Falmouth branch.

NET INTEREST INCOME

Net interest income before provision for loan losses increased by $66,000 for the three months ended March 31, 2001 as compared to the same period in 2000. The increase in net interest income for the three months ended March 31, 2001 was primarily the result of higher balances of average interest earning assets as compared to average interest bearing liabilities.

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

                                                                     For the three months ended March 31,
                                              --------------------------------------------------------------------------------
                                                                 2001                                     2000
                                              --------------------------------------------------------------------------------
                                                    Average                                 Average
                                                    Balance     Interest       Yield (1)    Balance      Interest    Yield (1)
------------------------------------------------------------------------------------------------------------------------------
ASSETS:
Interest earning cash                           $    19,256  $       270         5.62%  $    5,202  $        71         5.39%
Investments                                          44,384          777         7.10       54,878          958         7.00
Loans (2)
  Residential real estate mortgages                  28,744          601         8.36       29,685          589         7.94
  Commercial real estate mortgages                   69,919        1,567         9.09       68,566        1,564         9.15
  Commercial and industrial loans                    13,780          322         9.49       10,507          241         9.21
  Consumer loans                                     28,703          605         8.55       13,332          298         8.96
                                                -----------  -----------                ----------  -----------
    Total loans                                     141,146        3,095         8.89      122,090        2,692         8.84

Total interest earning assets                       204,786        4,142         8.20      182,170        3,721         8.19
Noninterest earning assets                           11,223                                  8,940
                                                -----------                             ----------
    Total assets                                $   216,009                             $  191,110
                                                ===========                             ==========
LIABILITIES:
Deposits
  Savings                                       $    59,537          554         3.78%  $   57,533          532         3.71%
  NOW and money market accounts                      15,233           69         1.85       21,427          131         2.46
  Certificates of deposit                            55,594          804         5.86       47,105          607         5.17
                                                -----------  -----------                ----------  -----------
    Total interest bearing deposits                 130,364        1,427         4.44      126,065        1,270         4.04
Borrowings                                           34,804          530         6.17       31,693          470         5.95
Secured borrowings                                   17,679          179         4.11        4,129           41         3.97
                                                -----------  -----------                ----------  -----------
    Total interest bearing liabilities              182,847        2,136         4.74      161,887        1,781         4.41
Noninterest bearing deposits                         13,494                                 11,160
Noninterest bearing liabilities                         247                                    345
Stockholders' equity                                 19,421                                 17,718
                                                -----------                             ----------
    Total liabilities and stockholders' equity  $   216,009                             $  191,110
                                                ===========                             ==========
Net interest income before provision for
 loan losses                                                 $     2,006                            $     1,940
                                                             ===========                            ===========
Net interest rate spread (3)                                                     3.46%                                  3.78%
Net interest rate margin (4)                                                     3.97%                                  4.27%

(1)  Annualized.
(2) For purposes of these computations, loans held for sale and nonaccrual loans are included in the average loan amounts outstanding.
(3) Return on interest earning assets less cost of interest bearing liabilities.
(4)  Net interest income divided by average interest earning assets.

INTEREST INCOME

Interest income increased $421,000 for the three months ended March 31, 2001 as compared to the same period in 2000. The increase for the three months ended March 31, 2001 is mainly attributable to a $19.1 million increase in average loan balances (primarily consumer and commercial and industrial) and a $3.6 million increase in average interest earning cash and securities balances. The Company's yield on total interest earning assets for the three months ended March 31, 2001 equaled 8.20% as compared to 8.19% for the three months ended March 31, 2000.

INTEREST EXPENSE

Interest expense increased $355,000 for the three months ended March 31, 2001 as compared to the same period in 2000. The increase in interest expense for the three months ended March 31, 2001 is primarily attributable to a $21.0 million increase in average interest bearing liabilities and a 0.33% increase in the cost of funds. Interest expense on deposits increased $157,000 as a result of a 0.40% increase in interest rates paid on deposits, and a $4.3 million increase in average deposit balances, which increased as a result of the opening of the Bank's Portland main office and Falmouth branch. Interest expense on borrowings increased $198,000 as a result of increased average balances of $16.7 million, partially offset by a 0.24% decline in interest rates paid. The increase in borrowings is primarily attributable to a $13.6 million increase in secured borrowings. Secured borrowings include agreements similar to repurchase agreements that are not FDIC insured, have no term and may fluctuate or terminate at any time.

As competitive pressures continue, the cost of funds to financial institutions may rise relative to market interest rates, thereby narrowing the spread on interest earning assets as compared to interest bearing liabilities.

PROVISION FOR LOAN LOSSES

There was no provision for loan loss expense for the three months ended March 31, 2001 and 2000. The absence of a provision for loan losses in 2001 and 2000 is primarily attributable to the continued low level of nonperforming loans and potential problem loans, and the result of management's review of the portfolio and determination of the adequacy of the allowance for loan losses at March 31, 2001.

NONINTEREST INCOME

Noninterest income increased $328,000 for the three months ended March 31, 2001 as compared to the same period in 2000. This increase is attributable to securities gains totaling $247,000 for the three months ended March 31, 2001 as compared to no securities gains for the same period in 2000. Additionally, service charges on deposit accounts and other income increased $75,000 for the three months ended March 31, 2001 as compared to the same period in 2000. This increase is primarily attributable to rental income received on property owned by the Bank for future branch expansion, growth in deposit balances resulting from the opening of the Bank's branches in Portland and Falmouth, and the introduction of the Bank's new relationship program for retail customers.

OPERATING EXPENSES

Operating expense increased $496,000 for the three months ended March 31, 2001 as compared to the same period in 2000. This increase was primarily the result of (i) a $157,000 increase in salaries and benefits expense, attributable to annual salary increases and additional staff associated with the opening of the Bank's new main office in Portland (June 2000) and branch in Falmouth (November
2000), (ii) a $109,000 increase in occupancy expense (rent and utilities) relating to the Bank's new branches, and (iii) a $230,000 increase in other expenses, of which $140,000 was attributable to legal fees associated with the pending merger. The Company anticipates to incur approximately $210,000 in merger related expenses during the second and third quarter of 2001. Additionally, loan servicing costs increased $42,000 for the three months ended March 31, 2001 as compared to the same period in 2000, as a result of an increase in student loan balances, from $4.4 million at March 31, 2000 to $18.4 million at March 31, 2001. Management anticipates operating expenses for the balance of 2001 and beyond to further increase as a result of business initiatives that are currently underway or contemplated, including (i) the lease expense and related occupancy costs associated with its new main office, including related furniture, fixtures and equipment expenses, (ii) the opening of the Bank's newest branch in Falmouth, Maine, (iii) the opening of additional branches over the next several years in the Greater Portland market, (iv) the introduction of a number of new retail banking products, and (v) the Bank's continued expansion of its overall banking activities.

FINANCIAL CONDITION

TOTAL ASSETS

At March 31, 2001, total assets equaled $223.0 million, representing an increase of $3.9 million (or 1.8%), as compared to total assets of $219.1 million at December 31, 2000. This increase was primarily the result of an $11.5 million increase in loan balances and a $6.6 million increase in investment securities. The funding of these increases was accomplished in part by the reallocation of $14.3 million in cash and cash equivalents to loans and securities, with the remaining increases funded by increased deposit balances, offset in part by a reduction in borrowings.

INVESTMENTS

The Company's investment portfolio is comprised primarily of U.S. government and agency obligations. Total investment securities increased $6.6 million during the quarter, from $45.5 million at December 31, 2000 to $52.1 million at March 31, 2001. This increase is primarily attributable to the purchase of $20.2 million in mortgage-backed securities and $1.0 million in corporate notes, offset in part by the sale of $8.5 million in U.S. government obligations, $1.0 million in government agency notes, $3.9 million in mortgage-backed securities and $1.1 million in prepayments and amortization on mortgage-backed securities, amortization of premiums on investment securities and the net change in the unrealized loss on available for sale securities.

The following table sets forth the amortized cost and fair value of investment securities for each major security type at March 31, 2001.

                                                March 31, 2001
                               -----------------------------------------------
                                                Gross      Gross       Fair
                                 Amortized   Unrealized  Unrealized   Market
(in thousands)                     Cost        Gains     (Losses)      Value
------------------------------------------------------------------------------
Available for sale:
  U.S. government obligations    $   2,369   $   97         -     $   2,466
  Mortgage backed securities        45,322      262    $  (72)       45,512
  Corporate notes                    1,646      215         -         1,861
  Equity securities                    593        -         -           593
                                  --------      ---    ------     ---------
                                 $  49,930   $  574    $  (72)    $  50,432
                                  ========   ======    ======     =========

The after-tax unrealized gain (loss) on investment securities classified as available for sale was $332,000 and $(61,000), at March 31, 2001 and December 31, 2000, respectively.

The following table represents the contractual maturities for investments in debt securities for each major security type at March 31, 2001.

                                                        March 31, 2001
                               ---------------------------------------------------------------
                                                           Maturing
                               ---------------------------------------------------------------
                                                After One
                                  Within        But within         After
(in thousands)                   One Year       Five Years       Five Years        Total
----------------------------------------------------------------------------------------------
Available for sale:
  U.S. government obligations    $    249               -         $   2,217      $   2,466
  Mortgage backed securities            -               -            45,512         45,512
  U.S. corporate notes                  -        $  1,861                 -          1,861
                                 --------        --------         ---------      ---------
                                 $    249        $  1,861         $  47,729      $  49,839
                                 ========        ========         =========      =========

LOANS HELD FOR SALE

Loans held for sale equaled $1.1 million at March 31, 2001 as compared to $0.3 at December 31, 2000, an increase of $0.8 million. The outstanding dollar amount of loans held for sale can vary greatly from period to period, affected by such factors as mortgage origination levels, the timing and delivery of loan sales, changes in market interest rates and asset liability management strategies.

LOANS

Loans consisted of the following:

                               March 31,      December 31,
                             -----------------------------
(in thousands)                   2001             2000
----------------------------------------------------------
Real estate mortgage loans:
  Residential                   $  26,841        $  27,745
  Commercial                       66,964           65,417
Real estate construction            4,031            3,450
Commercial and industrial          15,221           13,107
Consumer and other                 30,023           21,890
                             -----------------------------
  Total                         $ 143,080        $ 131,609
                             =============================

Loans increased $11.5 million (or 8.7%) at March 31, 2001 as compared to December 31, 2000. The increase is attributable to an $8.1 million increase in consumer loans, a $2.1 million increase in commercial and industrial loans, a $1.6 million increase in commercial real estate loans and a $0.6 million increase in construction loans, partially offset by a $0.9 million decline in residential mortgage balances.

The increase in consumer loans during the quarter ended March 31, 2001 is primarily the result of the purchase of $5.6 million in student loans and $2.3 million in student loan originations. The yield on student loans adjusts quarterly through the special allowance received from the federal government and each loan carries a minimum guarantee of the federal government of 98% of the original principal balance. The Bank purchased these loans in part to improve the Company's overall interest rate sensitivity position and may consider additional purchases of student loans.

ALLOWANCE FOR LOAN LOSSES ("ALLOWANCE")

The Company's Allowance was $2.9 million and $2.8 million at March 31, 2001 and December 31, 2000, respectively. For the three months ended March 31, 2001, loan loss recoveries equaled $120,000 and there were no charged-off loans.
The Allowance represented 2.1% of total loans at March 31, 2001 and December 31, 2000. Management believes that in accordance with the Bank's Allowance for Loan Loss Policy, the Allowance is adequate at March 31, 2001. However, future additions to the Allowance may be necessary based on changes in the financial condition of various borrowers, new information that becomes available relative to various borrowers and loan collateral, growth in the size or changes in the mix or concentration risk of the loan portfolio, as well as changes in local, regional or national economic conditions. In addition, various regulatory authorities, as an integral part of their examination process, periodically review the Bank's Allowance. Such authorities may require the Bank to increase the Allowance based upon information available to them and their judgments at the time of their examination.

NONPERFORMING ASSETS

Information with respect to nonperforming assets is set forth below:

                                           March 31,     December 31,
                                         ----------------------------
(in thousands)                               2001           2000
---------------------------------------------------------------------
Nonaccrual loans                           $   1,276        $   1,358
Accruing loans past due 90 days or more          712              352
Restructured loans                                 -                -
Real estate owned and repossessions               46               46
                                           ---------        ---------
     Total                                 $   2,034        $   1,756
                                           =========        =========

Nonperforming assets increased $278,000 at March 31, 2001 as compared to December 31, 2000. The $712,000 balance of accruing loans past due 90 days or more includes $633,000 in government guaranteed student loans, which carry a minimum guarantee of 98% of the original principal balance. The increase in the balance of accruing loans past due 90 days or more at March 31, 2001 as compared to December 31, 2000 is primarily the result of a $7.9 million increase in student loan balances, which generally carry a higher deliquency rate than more traditional unsecured loans.

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

IMPAIRED LOANS

At March 31, 2001, the recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114 totaled $1,468,000 as compared to $1,358,000 at December 31, 2000. At March 31, 2001, the corresponding allocated reserves totaled $53,000 (relating to two impaired loans with a balance of $599,000). All nonaccrual loans were classified as impaired at March 31, 2001 and December 31, 2000. The income recorded on a cash basis relating to impaired loans equaled $40,000 and $8,000 for the three months ended March 31, 2001 and 2000, respectively. The average balance of outstanding impaired loans was $1,468,000 for the three months ended March 31, 2001 and $656,000 for the twelve months ended December 31, 2000.

REAL ESTATE OWNED ("REO")

REO consists of properties acquired through mortgage loan foreclosure proceedings, repossessions or in full or partial satisfaction of outstanding loan obligations. At March 31, 2001 and December 31, 2000 the Bank's REO properties totaled $46,000, consisting of one residential property.

LIQUIDITY - BANK

Deposits totaled $149.2 million at March 31, 2001, an increase of $5.9 million (or 4.1%) from the level of $143.4 million at December 31, 2000.

Deposit balances were as follows:

                                       March 31,      December 31,
                                     -----------------------------
(in thousands)                           2001             2000
------------------------------------------------------------------
Noninterest bearing demand deposits    $   14,407       $   14,119
Interest bearing demand deposits           16,550           16,018
Savings and escrow deposits                62,000           58,066
Time deposits                              56,275           55,155
                                       ----------       ----------
     Total                             $  149,232       $  143,358
                                       ==========       ==========

The $5.9 million increase in deposit balances was primarily attributable to growth in savings account balances resulting from the opening of the Bank's new main office in June 2000 and Falmouth branch in November 2000.

LIQUIDITY - COMPANY

On a parent company only basis ("parent"), the Company conducts no separate operations. Its business consists of the operations of its banking subsidiary. In addition to debt service relating to the promissory notes issued by the Company to a group of three Maine savings banks (the "Savings Banks") (the outstanding aggregate principal amount of such notes was $1.7 million at March 31, 2001) the Company's expenses consist primarily of Delaware franchise taxes associated with the Company's authorized capital stock and various other expenses. These expenses, including legal, certain audit and other professional fees, insurance and other expenses, are allocated between the Bank and the Company based upon the relative benefits derived.

During the quarter ended March 31, 2001 the Company repurchased 17,700 shares of its common stock under the stock repurchase program authorized by its Board of Directors. As of March 31, 2001, the Company had repurchased a total of 160,738 shares of its common stock since inception of the repurchase program in June 1999. In light of the pending Merger Transaction between the Company and Norway, the Company has suspended all stock repurchases.

Payment of dividends by the Company on its stock is subject to various restrictions. Among these restrictions is a requirement under Delaware corporate law that dividends may be paid by the Company only out of its surplus or, in the event there is no surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Additionally, under the terms of the pending Merger

Transaction between the Company and Norway, the Company is prohibited from paying dividends to its stockholders.

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

The Loan Agreement dated August 4, 1999 (the "Loan Agreement"), between the Company and the Savings Banks contains certain terms, restrictions and covenants, such as restrictions regarding the conditions under which cash dividends may be paid by the Company (including a prohibition on the payment of cash dividends to its stockholders as long as the Company's debt-to-equity ratio on a parent-only basis exceeds 50%), and a requirement that the Company and the Bank maintain certain minimum capital ratios. At March 31, 2001, the Company's debt-to-equity ratio and regulatory capital ratios would have permitted the payment of a dividend by the Company under the terms of the Loan Agreement.

On April 30, 2001, the Bank paid the Company a cash dividend of $1,398,596. At March 31, 2001, the parent's cash and cash equivalents totaled $67,000.

The Company suspended the payment of cash dividends to its stockholders in the fourth quarter of 1989 and has not paid any cash dividends to its stockholders since that time.

CAPITAL - BANK

The table below sets forth the regulatory capital requirements and capital ratios for the Bank at March 31, 2001 and December 31, 2000:

(dollars in thousands)                                             March 31, 2001     December 31, 2000
-------------------------------------------------------------------------------------------------------
Tier 1 capital (Leverage) to total assets /(1)/ ratio
  Qualifying capital                                                   $ 18,546             $ 18,143
  Actual %                                                                 8.66%                8.60%
  Minimum requirements for capital adequacy %                              4.00%                4.00%
  Average quarterly assets                                             $214,267             $210,989
Tier 1 capital to risk-weighted assets
  Qualifying capital                                                   $ 18,546             $ 18,143
  Actual %                                                                14.72%               14.79%
  Minimum requirements for capital adequacy %                              4.00%                4.00%
Total capital to risk-weighted assets (Tier 1 and Tier 2)
  Qualifying capital                                                   $ 20,138             $ 19,962
  Actual %                                                                15.98%               16.05%
  Minimum requirement for capital adequacy %                               8.00%                8.00%
  Risk-weighted assets                                                 $126,009             $122,626

(1) Calculated on an average quarterly basis less disallowed portion of the deferred tax asset.

CAPITAL - COMPANY

The table below sets forth the regulatory capital requirements and capital ratios for the Company at March 31, 2001 and December 31, 2000:

(dollars in thousands)                                            March 31, 2001      December 31, 2000
-------------------------------------------------------------------------------------------------------
Tier 1 capital (Leverage) to total assets /(1)/ ratio
  Qualifying capital                                                 $   17,600           $   17,204
  Actual %                                                                 8.18%                8.14%
  Minimum requirements for capital adequacy %                         4.00-5.00%           4.00-5.00%
  Average quarterly assets                                           $  216,104           $  211,406
Tier 1 capital to risk-weighted assets
  Qualifying capital                                                 $   17,600           $   17,204
  Actual %                                                                13.81%               13.97%
  Minimum requirements for capital adequacy %                              4.00%                4.00%
Total capital to risk-weighted assets (Tier 1 and Tier 2)
  Qualifying capital                                                 $   19,198           $   18,759
  Actual %                                                                15.06%               15.23%
  Minimum requirement for capital adequacy %                               8.00%                8.00%
  Risk-weighted assets                                               $  125,202           $  123,158

(1) Calculated on an average quarterly basis less disallowed portion of the deferred tax asset.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

  Not applicable.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------

  Not applicable.

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

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

(a)  None.

(b) The Company filed a Current Report on Form 8-K on March 22, 2001 announcing the date of its 2001 annual meeting of stockholders. Subsequent to the filing of the Form 8-K, the meeting has been postponed as a result of the pending Merger Transaction.

                           FIRST COASTAL CORPORATION


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               FIRST COASTAL CORPORATION


Date: May 14, 2001             By:  /s/ Gregory T. Caswell
                                    -------------------------------------
                                    Gregory T. Caswell
                                    President and Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: May 14, 2001             By:  /s/ Gregory T. Caswell
                                    -------------------------------------
                                    Gregory T. Caswell
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


Date: May 14, 2001             By:  /s/ Dennis D. Byrd
                                    -------------------------------------
                                    Dennis D. Byrd
                                    Vice President and Treasurer
                                    (Principal Financial and Accounting Officer)