Form 10-Q
period 2001-06-30
FIRST COASTAL CORP
filed 2001-08-14
CIK 802763

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
FORM 10-Q
(Mark one):    [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                      For the quarterly period ended JUNE 30, 2001

                                       OR

               [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE
                      SECURITIES EXCHANGE ACT OF 1934

                      For the transition period from _________ to _________
                         Commission file number 0-14087

                           FIRST COASTAL CORPORATION
     ----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                      06-1177661
  (State or other jurisdiction of             (IRS Employer Identification No.)
  incorporation or organization

 1200 CONGRESS STREET, PORTLAND, MAINE                      04102
(Address of principal executive offices)                  (Zip Code)


                                 (207) 774-5000
         -------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

                   Outstanding at August 10, 2001: 1,199,989

                                     INDEX
                    FIRST COASTAL CORPORATION AND SUBSIDIARY

PART I              FINANCIAL INFORMATION                                                Page
                    ---------------------                                                ----

           Item 1.  Financial Statements
                    Condensed Consolidated Balance Sheets (Unaudited) as of June          3
                    30, 2001 and December 31, 2100

                    Condensed Consolidated Statements of Operations (Unaudited)           4
                    for the three and six months ended June 30, 2101 and 2100

                    Condensed Consolidated Statements of Cash Flows (Unaudited)           6
                    for the six months ended June 30, 2101 and 2100

                    Condensed Consolidated Statements of Comprehensive Income             7
                    (Unaudited) for the three and six months ended June 30, 2001 and 2000

                    Notes to Condensed Consolidated Financial Statements                  8
                    (Unaudited), June 30, 2001

           Item 2.  Management's Discussion and Analysis of Financial Condition           9
                    and Results of Operations

           Item 3.  Quantitative and Qualitative Disclosures About Market Risk           20

PART II             OTHER INFORMATION
                    -----------------

           Item 1.  Legal Proceedings                                                    20

           Item 2.  Changes in Securities and Use of Proceeds                            20

           Item 3.  Defaults Upon Senior Securities                                      20

           Item 4.  Submission of Matters to a Vote of Security Holders                  20

           Item 5.  Other Information                                                    20

           Item 6.  Exhibits and Reports on Form 8-K                                     20

SIGNATURES                                                                               21

PART I - FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS
-----------------------------

CONDENSED CONSOLIDATED BALANCE SHEETS                                               (Unaudited)
First Coastal Corporation and Subsidiary                                              June 30,   December 31,
                                                                                   -------------------------
(in thousands)                                                                          2001         2000
------------------------------------------------------------------------------------------------------------
ASSETS
Noninterest earning deposits and cash                                                $   11,763   $    6,559
Interest earning deposits                                                                24,483       29,688
                                                                                   -------------------------
  Cash and cash equivalents                                                              36,246       36,247
Investment securities:
Available for sale (at market value; amortized cost: 2001 $48,509; 2000 $43,876)         48,723       43,785
Federal Home Loan Bank stock (at cost)                                                    1,745        1,745
Loans held for sale (at lower of cost or market)                                            646          298
Loans                                                                                   145,801      131,609
Deferred loan fees, net                                                                     (10)          (1)
Allowance for loan losses                                                                (2,951)      (2,814)
                                                                                   -------------------------
  Loans, net                                                                            142,840      128,794
Premises and equipment                                                                    4,420        4,551
Accrued interest receivable                                                               1,348        1,447
Real estate owned and repossessions                                                          46           46
Deferred tax asset                                                                        1,234        1,741
Other assets                                                                                221          397
                                                                                   -------------------------
  TOTAL ASSETS                                                                       $  237,469   $  219,051
                                                                                   =========================
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits                                                                             $  156,296   $  143,358
Federal Home Loan Bank borrowings                                                        34,457       32,901
Savings Bank Notes                                                                        1,629        1,850
Secured borrowings                                                                       20,608       21,969
Accrued expenses and other liabilities                                                    5,596          589
                                                                                   -------------------------
TOTAL LIABILITIES                                                                       218,586      200,667
STOCKHOLDERS' EQUITY
Preferred Stock, $1.00 par value; Authorized 1,000,000 shares, none outstanding               -            -
Common Stock, $1.00 par value; Authorized 6,700,000 shares, issued as of June 30,
 2001 and December 31, 2000 - 1,360,727 shares                                            1,361        1,361

Paid-in-capital                                                                          31,751       31,751
Retained earnings (deficit)                                                             (12,888)     (13,387)
Accumulated other comprehensive income (loss)                                               139          (61)
Treasury stock (At June 30, 2001 and December 31, 2000 equaled 160,738 and
 143,038 shares, respectively)                                                           (1,480)      (1,280)

                                                                                   -------------------------
  TOTAL STOCKHOLDERS' EQUITY                                                             18,883       18,384
                                                                                   -------------------------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $  237,469   $  219,051
                                                                                   =========================
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
First Coastal Corporation and Subsidiary                   Three Months Ended June 30,
                                                           ----------------------------
(in thousands, except share and per share amounts)               2001          2000
---------------------------------------------------------------------------------------
INTEREST AND DIVIDEND INCOME
 Interest and fees on loans                                  $      3,139  $      2,782
Interest and dividends on investment securities                       726           953
Other interest income                                                 243           102
                                                              -----------   -----------
 TOTAL INTEREST AND DIVIDEND INCOME                                 4,108         3,837
INTEREST EXPENSE
 Deposits                                                           1,440         1,209
Borrowings:
 Federal Home Loan Bank                                               508           462
   Savings Bank Notes                                                  39            33
   Secured borrowings                                                 168           171
                                                              -----------   -----------
 Total Interest Expense                                             2,155         1,875
                                                              -----------   -----------
Net Interest Income Before Provision for Loan Losses                1,953         1,962
Provision for loan losses                                               -             -
Net Interest Income After Provision for Loan Losses                 1,953         1,962
NONINTEREST INCOME
Service charges on deposit accounts                                   184           152
Gain on investment securities transactions                            279             8
Gain on sales of mortgage loans                                        54            33
Other                                                                  62            10
                                                              -----------   -----------
                                                                      579           203
                                                              -----------   -----------
OPERATING EXPENSES
Salaries and employee benefits                                        846           842
Occupancy                                                             265           174
Other                                                                 881           721
                                                              -----------   -----------
                                                                    1,992         1,737
                                                              -----------   -----------
INCOME BEFORE INCOME TAXES                                            540           428
Income Taxes                                                          298           149
                                                              -----------   -----------
NET INCOME                                                    $       242   $       279
                                                              ===========   ===========
PER SHARE AMOUNTS
Basic earnings per share:
Weighted average shares outstanding                             1,199,989     1,278,145
Net income per share                                          $      0.20   $      0.22
                                                              ===========   ===========
Diluted earnings per share:
Weighted average shares outstanding                             1,255,930     1,288,168
Net income per share                                         $       0.19  $       0.22
                                                              ===========   ===========
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
First Coastal Corporation and Subsidiary                                              Six Months Ended June 30,
                                                                                   -----------------------------
(in thousands, except share and per share amounts)                                       2001           2000
----------------------------------------------------------------------------------------------------------------
INTEREST AND DIVIDEND INCOME
 Interest and fees on loans                                                          $      6,234   $      5,474
Interest and dividends on investment securities                                             1,503          1,911
Other interest income                                                                         513            173
                                                                                      -----------    -----------
 TOTAL INTEREST AND DIVIDEND INCOME                                                         8,250          7,558
INTEREST EXPENSE
 Deposits                                                                                   2,867          2,479
Borrowings:
 Federal Home Loan Bank                                                                       997            884
   Savings Bank Notes                                                                          80             81
   Secured borrowings                                                                         347            212
                                                                                      -----------    -----------
 Total Interest Expense                                                                     4,291          3,656
                                                                                      -----------    -----------
Net Interest Income Before Provision for Loan Losses                                        3,959          3,902
Provision for loan losses                                                                       -              -
                                                                                      -----------    -----------
Net Interest Income After Provision for Loan Losses                                         3,959          3,902

NON-INTEREST INCOME
Service charges on deposit accounts                                                           334            269
Gain on investment securities transactions                                                    526              8
Gain on sales of mortgage loans                                                                81             54
Other                                                                                         126             32
                                                                                      -----------    -----------
                                                                                            1,067            363
                                                                                      -----------    -----------
OPERATING EXPENSES
Salaries and employee benefits                                                              1,778          1,617
Occupancy                                                                                     552            352
Other                                                                                       1,762          1,372
                                                                                      -----------    -----------
                                                                                            4,092          3,341
                                                                                      -----------    -----------
INCOME BEFORE INCOME TAXES                                                                    934            924
Income Taxes                                                                                  435            326
                                                                                      -----------    -----------
NET INCOME                                                                            $       499    $       598
                                                                                      ===========    ===========
PER SHARE AMOUNTS
Basic earnings per share:
Weighted average shares outstanding                                                     1,202,727      1,292,376
Net income per share                                                                  $      0.41    $      0.46
                                                                                      ===========    ===========
Diluted earnings per share:
Weighted average shares outstanding                                                     1,246,514      1,303,366
Net income per share                                                                  $      0.40    $      0.46
                                                                                      ===========    ===========
See notes to condensed consolidated financial statements.



CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
First Coastal Corporation and Subsidiary                                             Six Months Ended June 30,
                                                                                   -----------------------------
(in thousands)                                                                          2001           2000
----------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
 Net Income                                                                          $        499   $        598
Adjustments to reconcile net income to net cash provided by operating activities:
 Depreciation and amortization                                                                356            252
  Amortization (accretion) of investment securities premiums/discounts                        513           (328)
  Realized investment securities gains                                                       (526)            (8)
  Realized gains on assets held for sale                                                      (81)           (54)
  Loans originated for sale                                                                  (267)        (2,888)
  Sales of loans originated for sale                                                            -          2,240
  Decrease (increase) in interest receivable                                                   99           (110)
  Increase in interest payable                                                                 13             24
  Net change in other assets                                                                  683            726
  Net change in other liabilities                                                           4,994           (135)
                                                                                   -----------------------------
Net cash provided by operating activities                                                   6,283            317
                                                                                   -----------------------------
INVESTING ACTIVITIES
 Sales and maturities of securities available for sale                                     28,818          4,569
Purchases of investment securities available for sale                                     (33,543)        (9,158)
Net change in loans                                                                       (14,046)        (3,103)
Net purchases of premises and equipment                                                      (225)          (822)
                                                                                   -----------------------------
Net cash used by investing activities                                                     (18,996)        (8,514)
                                                                                   -----------------------------
FINANCING ACTIVITIES
Net change in deposits                                                                     12,938         (7,210)
Proceeds from borrowings                                                                    2,000         18,000
Payments on borrowings                                                                       (665)       (11,621)
Net change in secured borrowings                                                           (1,361)        15,692
Repurchase of common stock                                                                   (200)          (615)
                                                                                   -----------------------------
Net cash provided by financing activities                                                  12,712         14,246
                                                                                   -----------------------------

(Decrease) increase in cash and cash equivalents                                               (1)         6,049
Cash and cash equivalents at beginning of period                                           36,247         12,424
                                                                                   -----------------------------
Cash and cash equivalents at end of period                                           $     36,246   $     18,473
                                                                                   =============================
See notes to condensed consolidated financial statements.


CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
First Coastal Corporation and Subsidiary                                            Three Months Ended June 30,
                                                                                  ----------------------------
(dollars in thousands)                                                                 2001          2000
--------------------------------------------------------------------------------------------------------------
NET INCOME                                                                          $        242   $       279

Other comprehensive income:
 Unrealized holding (losses) gains arising during the period (net of income
  taxes: 2001 - $(201); 2000 - $81)                                                         (374)          163

 Reclassification adjustment for realized gains (losses) included in net income,
  net of income taxes (taxes equaled: 2001 - $98; 2000 - $(3))                               181            (5)

                                                                                  ----------------------------
                                                                                            (193)          158
                                                                                  ----------------------------
Comprehensive income                                                                $         49   $       437
                                                                                  ============================

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
First Coastal Corporation and Subsidiary                                            Six Months Ended June 30,
                                                                                  --------------------------
(dollars in thousands)                                                                 2001         2000
------------------------------------------------------------------------------------------------------------

NET INCOME                                                                          $       499   $      598

Other comprehensive income:
 Unrealized holding gains (losses) arising during the period (net of income
  taxes: 2001 - $76; 2000 - $(250))                                                        (142)         517

 Reclassification adjustment for realized gains (losses) included in net income,
  net of income taxes (taxes equaled: 2001 - $184; 2000 - $(3))                             342           (5)

                                                                                  --------------------------
                                                                                            200          512
                                                                                  --------------------------
Comprehensive income                                                                $       699   $    1,110
                                                                                  ==========================

See notes to condensed consolidated financial statements.

FIRST COASTAL CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2001

NOTE 1   BASIS OF PRESENTATION
         ---------------------

The accompanying unaudited condensed consolidated financial statements of First Coastal Corporation (the "Company") and its subsidiary, Coastal Bank (the "Bank"), have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The December 31, 2000 financial data in the Condensed Consolidated Balance Sheets is derived from the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results and other data for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and other documents filed by the Company with the Securities and Exchange Commission.

SUBSEQUENT EVENTS

MERGER TRANSACTION

On August 9, 2001, the stockholders of the Company approved and adopted the Agreement and Plan of Merger dated as of April 1, 2001 (the "Agreement") by and between Norway Bancorp, Inc., Norway Subsidiary Inc., Norway Savings Bank and First Coastal Corporation and Coastal Bank. Under the terms of the Agreement, Norway Bancorp ("Norway"), the mutual holding parent company of Norway Savings Bank ("Norway Savings"), will acquire the Company in a cash acquisition of $21.00 for each outstanding share of the Company's common stock. The Company will be merged into a newly formed subsidiary of Norway Bancorp, and the Bank will merge into Norway Savings Bank (the "Merger Transaction"). The acquisition of the Company and the Bank will be accomplished through a three-step process. First, the Company will merge with a newly formed subsidiary of Norway Bancorp created for the purposes of the merger. As a result of this merger, the Company will be the surviving corporation and Norway will be its sole stockholder. At the effective time of the merger, each share of the Company's common stock will be converted into the right to receive $21.00 in cash. Second, the Company will be merged into Norway. Finally, the Bank will be merged into Norway Savings, with Norway Savings being the surviving bank. The combination of the two banks is expected to create the fourth largest Maine-based bank, based on a combined approximately $580 million in assets. The combined bank will have 18 offices in southern and western Maine. The Merger Transaction, which is valued at approximately $27 million, is expected to close on August 31, 2001. Additionally, in connection with the pending Merger Transaction, on August 13, 2001 the Company made an unscheduled principal payment of $1.2 million to two of three Maine savings banks (the "Savings Banks") pursuant to the terms of a loan agreement between the Company and the Savings Banks, reducing the unpaid principal balance to $400,000. The remaining $400,000 balance, which is payable to Norway Savings Bank, will be eliminated by virtue of the Merger Transaction.

NEW BRANCH

On August 1, 2001, the Bank executed a lease agreement to establish a new retail branch in South Portland, Maine, which is currently under construction. The branch is expected to open during the fourth quarter of 2001, providing Coastal Bank customers with a fourth Greater Portland banking office.

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

The following table sets forth the approximate number of shares used to calculate basic and diluted earnings per share ("EPS") for the three and six months ended June 30, 2001 and 2000.

                                                       Three Months Ended       Six Months Ended
                                                            June 30,                June 30,
                                                    -----------------------------------------------
                                                         2001       2000       2001         2000
                                                    -----------------------------------------------
Weighted average shares outstanding for basic EPS      1,199,989  1,278,145  1,202,727    1,292,376
Effect of dilutive stock options (1)                      55,941     10,023     43,787       10,990
                                                    -----------------------------------------------
Weighted average shares outstanding for diluted        1,255,930  1,288,168  1,246,514    1,303,366
 EPS
                                                    ===============================================

 (1) Shares considered anti-dilutive and therefore excluded from the calculation of the Company's weighted average shares outstanding for diluted EPS equaled $86,000 for the three and six months ended June 30, 2000.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
        OF OPERATIONS
        -------------

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

RESULTS OF OPERATIONS

OVERVIEW

The Company reported net income of $242,000 and $499,000 for the three and six months ended June 30, 2001 as compared to net income of $279,000 and $598,000 for the same respective periods in 2000. Net income for the three and six months ended June 30, 2001 was positively impacted by after-tax securities gains of $181,000 and 342,000, offset by after tax expenses related to the pending merger totaling $123,000 and 283,000. Additionally, operating expense for the three and six months ended June 30, 2001 were higher as compared to the same periods in 2000, primarily attributable to costs associated with the June 2000 opening of the Bank's new Portland main office and the November 2000 opening of the Bank's Falmouth branch.

NET INTEREST INCOME

Net interest income before provision for loan losses declined $9,000 for the three months ended June 30, 2001 as compared to the same period in 2000. The decline is primarily attributable to declining yields on interest earning assets, and higher balances maintained in lower yielding cash accounts versus higher yielding loans and securities. Additionally, the yield on interest bearing liabilities increased modestly as a result of higher yields on certificates of deposit and borrowings.

Net interest income before provision for loan losses increased $57,000 for the six months ended June 30, 2001 as compared to the same period in 2000. The increase in net interest income for the six months ended June 30, 2001 was primarily the result of higher balances of average interest earning assets as compared to average interest bearing liabilities. The increase was offset in part by lower yields on all interest earning assets and yields for interest bearing liabilities, primarily in the categories of certificate of deposits and borrowings.

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

                                                              For the three months ended June 30,
                                              ------------------------------------------------------------------------------
                                                                 2001                                   2000
                                              ------------------------------------------------------------------------------
                                                    Average                                Average
                                                    Balance     Interest  Yield (1)        Balance     Interest  Yield (1)
------------------------------------------------------------------------------------------------------------------------------
ASSETS:
Interest earning cash                             $  22,566   $      243         4.25%   $   6,534   $      102         6.16%
Investments                                          46,812          726         6.22       57,967          953         6.60
Loans (2)
 Residential real estate mortgages                   27,704          562         8.12       29,506          594         8.05
Commercial real estate mortgages                     70,350        1,599         9.11       68,671        1,574         9.19
Commercial and industrial loans                      15,659          355         9.10       12,114          287         9.51
Consumer loans                                       29,934          623         8.35       14,229          327         9.22
                                                  ---------   ----------                 ---------   ----------
 Total loans                                        143,647        3,139         8.76      124,520        2,782         8.96

Total interest earning assets                       213,025        4,108         7.76      189,022        3,837         8.14
Noninterest earning assets                           12,406                                  9,441
                                                  ---------                              ---------
   Total assets                                   $ 225,432        4,108         7.31%   $ 198,464        3,837         7.75%
                                                  =========                              =========
LIABILITIES:
Deposits
 Savings                                          $  62,860          560         3.58    $  54,031          494         3.67
NOW and money market accounts                        15,895           71         1.78       15,482           72         1.83
Certificates of deposit                              58,143          809         5.58       48,130          643         5.37
                                                  ---------   ----------                 ---------   ----------
 Total interest bearing deposits                    136,897        1,440         4.22      118,003        1,209         4.11
Borrowings                                           36,214          547         6.06       33,495          495         5.93
Secured borrowings                                   18,309          168         3.66       17,141          171         3.97
                                                  ---------   ----------                 ---------   ----------
   Total interest bearing liabilities               191,420        2,155         4.52      168,640        1,875         4.46
Noninterest bearing deposits                         14,251                                 11,923
Noninterest bearing liabilities                         412                                    240
Stockholders' equity                                 19,349                                 17,661
                                                  ---------                              ---------
 Total liabilities and stockholders' equity       $ 225,432        2,155         3.83%   $ 198,464        1,875         3.79%
                                                  =========                              =========
Net interest income before provision for
 loan losses                                                  $    1,953                             $    1,962
                                                              ==========                             ==========
Net interest rate spread  (3)                                                    3.22%                                  3.68%
Net interest rate margin  (4)                                                    3.68%                                  4.16%
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


                                                               For the six months ended June 30,
                                              ------------------------------------------------------------------------------
                                                                2001                                    2000
                                              ------------------------------------------------------------------------------
                                                    Average                                Average
                                                    Balance     Interest  Yield (1)        Balance     Interest  Yield (1)
-------------------------------------------------------------------------------------------------------------------------------
ASSETS:
Interest earning cash                             $  20,920   $      513         4.88%   $   5,868   $      173         5.82%
Investments                                          45,605        1,503         6.65       56,444        1,911         6.79
Loans (2)
 Residential real estate mortgages                   28,221        1,154         8.18       29,596        1,184         8.00
Commercial real estate mortgages                     70,136        3,174         9.13       68,618        3,137         9.16
Commercial and industrial loans                      14,724          678         9.28       11,311          528         9.37
Consumer loans                                       29,322        1,228         8.45       13,780          625         9.10
                                                  ---------   ----------                 ---------   ----------
 Total loans                                        142,403        6,234         8.83      123,305        5,474         8.90

Total interest earning assets                       208,928        8,250         7.96      185,617        7,558         8.17
Noninterest earning assets                           11,818                                  9,198
                                                  ---------                              ---------
   Total assets                                   $ 220,746                              $ 194,815
                                                  =========                              =========
LIABILITIES:
Deposits
 Savings                                          $  61,208        1,116         3.68%   $  55,782        1,025         3.69%
NOW and money market accounts                        15,424          140         1.83       18,494          204         2.21
Certificates of deposit                              56,875        1,611         5.71       47,618        1,250         5.26
                                                  ---------   ----------                 ---------   ----------
 Total interest bearing deposits                    133,507        2,867         4.33      121,894        2,479         4.08
Borrowings                                           35,513        1,077         6.12       32,694          965         5.92
Secured borrowings                                   17,996          347         3.89       10,635          212         3.99
                                                  ---------   ----------                 ---------   ----------
   Total interest bearing liabilities               187,016        4,291         4.63      165,223        3,656         4.44
Noninterest bearing deposits                         13,885                                 11,681
Noninterest bearing liabilities                         337                                    145
Stockholders' equity                                 19,508                                 17,766
                                                  ---------                              ---------
 Total liabilities and stockholders' equity       $ 220,746                              $ 194,815
                                                  =========                              =========
Net interest income before provision for
 loan losses                                                  $    3,959                             $    3,902
                                                              ==========                             ==========
Net interest rate spread (3)                                                     3.33%                                  3.73%
Net interest rate margin (4)                                                     3.82%                                  4.22%
(1)  Annualized.
(2)  For purposes of these computations, loans held for sale and nonaccrual loans are included in the average loan amounts outstanding.
(3)  Return on interest earning assets less cost of interest bearing liabilities.
(4)  Net interest income divided by average interest earning assets.

INTEREST INCOME

Interest income increased $271,000 for the three months ended June 30, 2001 as compared to the same period in 2000. The increase for the three months ended June 30, 2001 is mainly attributable to a $19.1 million increase in average loan balances and a $4.9 million increase in average interest earning cash and securities balances. The Company's yield on total interest earning assets for the three months ended June 30, 2001 equaled 7.76% as compared to 8.14% for the three months ended June 30, 2000. The decrease in the yield on average earning assets is primarily the result of a decline in short term interest rates during 2001, such as fed funds and the prime lending rate, and a higher concentration of lower yielding cash balances as compared to the same period in 2000.

Interest income increased $692,000 for the six months ended June 30, 2001 as compared to the same period in 2000. This increase is primarily attributable to a $19.1 million increase in average loan balances and a $4.2 million increase in average interest earning cash and securities balances. The Company's yield on total interest earning assets for the six months ended June 30, 2001 equaled 7.96% as compared to 8.17% for the six months ended June 30, 2000. The decrease in the yield on average earning assets is primarily the result of a decline in short term interest rates during 2001, such as fed funds and the prime lending rate, and a higher concentration of lower yielding cash balances as compared to the same period in 2000.

INTEREST EXPENSE

Interest expense increased $280,000 for the three months ended June 30, 2001 as compared to the same period in 2000. The increase in interest expense for the three months ended June 30, 2001 is primarily attributable to a $22.8 million increase in average interest bearing liabilities and a 0.06% increase in the cost of funds. Interest expense on deposits increased $231,000 as a result of a 0.11% increase in interest rates paid on deposits, and a $18.9 million increase in average deposit balances, which was primarily the result of the opening of the Bank's branches in Portland and Falmouth and the introduction of the Bank's relationship program for retail customers. The yield on deposits increased primarily as a result of increased cost of funds on certificates of deposit. Interest expense on borrowings increased $49,000 as a result of a $3.9 million increase in average balances.

Interest expense increased $635,000 for the six months ended June 30, 2001 as compared to the same period in 2000. This increase is primarily attributable to a $21.8 million increase in average interest bearing liabilities and a 0.19% increase in the cost of funds. Interest expense on deposits increased $388,000 as a result of a 0.25% increase in interest rates paid on deposits, and a $11.6 million increase in average deposit balances, which was primarily the result of the opening of the Bank's branches in Portland and Falmouth, and the introduction of the Bank's relationship program for retail customers.

As competitive pressures continue, the cost of funds to financial institutions may rise relative to market interest rates, thereby narrowing the spread on interest earning assets as compared to interest bearing liabilities.

PROVISION FOR LOAN LOSSES

There was no provision for loan loss expense for the three and six months ended June 30, 2001 and 2000. The absence of a provision for loan losses in 2001 and 2000 is primarily attributable to the continued low level of nonperforming loans and potential problem loans, and the result of management's review of the portfolio and determination of the adequacy of the allowance for loan losses at June 30, 2001.

NONINTEREST INCOME

Noninterest income increased $376,000 and $704,000 for the three and six months ended June 30, 2001 as compared to the same periods in 2000. This increase is attributable to securities gains totaling $279,000 and $526,000 for the three and six months ended June 30, 2001 as compared to securities gains of $8,000 for the same periods in 2000. Additionally, service charges on deposit accounts and other income increased $84,000 and $159,000 for the three and six months ended June 30, 2001 as compared to the same periods in 2000. This increase is primarily attributable to rental income received on property owned by the Bank for future branch expansion, growth in deposit balances resulting from the opening of the Bank's branches in Portland and Falmouth, and the introduction of the Bank's new relationship program for retail customers.

OPERATING EXPENSES

Operating expense increased $255,000 and $751,000 for the three and six months ended June 30, 2001 as compared to the same periods in 2000. This increase was primarily the result of (i) increases in salaries and benefits expense, attributable to annual salary increases and additional staff associated with the opening of the Bank's new main office in Portland (June 2000) and branch in Falmouth (November 2000), (ii) increases in occupancy expense (rent and utilities) relating to the Bank's new branches, and (iii) increases in other expenses, of which $283,000 was attributable to legal and professional fees associated with the pending merger. Additionally, loan servicing costs increased $33,000 and $75,000 for the three and six months ended June 30, 2001 as compared to the same periods in 2000, primarily as a result of an increase in student loan balances, from $4.7 million at June 30, 2000 to $18.3 million at June 30, 2001.

FINANCIAL CONDITION

TOTAL ASSETS

At June 30, 2001, total assets equaled $237.5 million, representing an increase of $18.4 million (or 8.4%), as compared to total assets of $219.1 million at December 31, 2000. This increase was primarily the result of a $14.2 million increase in loan balances and a $4.9 million increase in investment securities. The funding of these increases was accomplished in part by a $12.9 million increase in deposit balances, and a $5.0 million increase in other liabilities, resulting from the June 2001 purchase of one security with a settlement date of July 2001.

INVESTMENTS

The Company's investment portfolio is comprised primarily of U.S. government and agency obligations. Total investment securities increased $4.9 million during the quarter, from $45.5 million at December 31, 2000 to $50.5 million at June 30, 2001. This increase is primarily attributable to the purchase of $32.3 million in mortgage-backed securities, $1.0 million in corporate notes and $0.2 million in U.S. government obligations, offset in part by the sale of $8.7 million in U.S. government obligations, $1.0 million in government agency notes, $9.7 million in mortgage-backed securities, $0.3 million in corporate notes and $8.8 million in prepayments and amortization on mortgage-backed securities, amortization of premiums on investment securities and the net change in the unrealized loss on available for sale securities.

The following table sets forth the amortized cost and fair value of investment securities for each major security type at June 30, 2001.

                                                       June 30, 2001
                               ----------------------------------------------------
                                               Gross        Gross         Fair
                                 Amortized   Unrealized   Unrealized     Market
(in thousands)                     Cost        Gains       (Losses)       Value
-----------------------------------------------------------------------------------
Available for sale:
  U.S. government obligations     $    248  $      2             -      $     250
  Mortgage backed securities        46,347       183       $  (133)        46,397
  Corporate notes                    1,321       162             -          1,483
  Equity securities                    593         -             -            593
                                  --------  --------       -------      ---------
                                  $ 48,509  $    347       $  (133)     $  48,723
                                  ========  ========       =======      =========

The after-tax unrealized gain (loss) on investment securities classified as available for sale was $139,000 and $(61,000), at June 30, 2001 and December 31, 2000, respectively.

The following table represents the contractual maturities for investments in debt securities for each major security type at June 30, 2001.

                                                  June 30, 2001
                               ---------------------------------------------------
                                                    Maturing
                               ---------------------------------------------------
                                             After One
                                   Within   But within      After
(in thousands)                    One Year  Five Years    Five Years     Total
----------------------------------------------------------------------------------
Available for sale:
  U.S. government obligations     $    250         -             -      $     250
  Mortgage backed securities             -         -       $46,397         46,397
  U.S. corporate notes                 460  $  1,023             -          1,483
                                  --------  --------       -------      ---------
                                  $    710  $  1,023       $46,397      $  48,130
                                  ========  ========       =======      =========

LOANS HELD FOR SALE

Loans held for sale equaled $.6 million at June 30, 2001 as compared to $0.3 at December 31, 2000, an increase of $0.3 million. The outstanding dollar amount of loans held for sale can vary greatly from period to period, affected by such factors as mortgage origination levels, the timing and delivery of loan sales, changes in market interest rates and asset liability management strategies.

LOANS

Loans consisted of the following:

                                June 30,      December 31,
                             -----------------------------
(in thousands)                       2001             2000
----------------------------------------------------------
Real estate mortgage loans:
  Residential                  $   25,464  $        27,745
  Commercial                       69,235           65,417
Real estate construction            5,143            3,450
Commercial and industrial          15,699           13,107
Consumer and other                 30,260           21,890
                             -----------------------------
Total                          $  145,801  $       131,609
                             =============================

Loans increased $14.2 million (or 10.8%) at June 30, 2001 as compared to December 31, 2000. The increase is attributable to an $8.4 million increase in consumer loans, a $2.6 million increase in commercial and industrial loans, a $3.8 million increase in commercial real estate loans and a $1.7 million increase in construction loans, partially offset by a $2.3 million decline in residential mortgage balances.

The increase in consumer loans is primarily the result of the purchase of $5.6 million in student loans and $2.3 million in student loan originations during the first quarter of 2001. The yield on student loans adjusts quarterly through the special allowance received from the federal government and each loan carries a minimum guarantee of the federal government of 98% of the original principal balance. The Bank purchased these loans in part to improve the Company's overall interest rate sensitivity position and may consider additional purchases of student loans.

ALLOWANCE FOR LOAN LOSSES ("ALLOWANCE")

The Company's Allowance was $3.0 million and $2.8 million at June 30, 2001 and December 31, 2000, respectively. For the six months ended June 30, 2001, loan loss recoveries equaled $137,000 and there were no charged-off loans. The Allowance represented 2.0% and 2.1% of total loans at June 30, 2001 and December 31, 2000, respectively. Management believes that in accordance with the Bank's Allowance for Loan Loss Policy, the Allowance is adequate at June 30, 2001. However, future additions to the Allowance may be necessary based on changes in the financial condition of various borrowers, new information that becomes available relative to various borrowers and loan collateral, growth in the size or changes in the mix or concentration risk of the loan portfolio, as well as changes in local, regional or national economic conditions. In addition, various regulatory authorities, as an integral part of their examination process, periodically review the Bank's Allowance. Such authorities may require the Bank to increase the Allowance based upon information available to them and their judgments at the time of their examination.

NONPERFORMING ASSETS

Information with respect to nonperforming assets is set forth below:

                                           June 30,     December 31,
                                         ---------------------------
(in thousands)                              2001            2000
--------------------------------------------------------------------
Nonaccrual loans                           $  1,151      $    1,358
Accruing loans past due 90 days or more         571             352
Restructured loans                                -               -
Real estate owned and repossessions              46              46
                                         --------------------------
     Total                                 $  1,768      $    1,756
                                         ==========================

Nonperforming assets increased modestly at June 30, 2001 as compared to December 31, 2000. The $571,000 balance of accruing loans past due 90 days or more consists primarily of government guaranteed student loans, the balance of which increased $7.8 million during the six months ended June 30, 2001. These student loans carry a minimum guarantee of 98% of the original principal balance, however, generally carry a higher delinquency rate than more traditional unsecured loans.

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

IMPAIRED LOANS

At June 30, 2001, the recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114 totaled $1,226,000 as compared to $1,358,000 at December 31, 2000. At June 30, 2001, the corresponding allocated reserves totaled $51,000 (relating to two impaired loans with a balance of $478,000). All nonaccrual loans were classified as impaired at June 30, 2001 and December 31, 2000. The income recorded on a cash basis relating to impaired loans equaled $97,000 and $8,000 for the six months ended June 30, 2001 and 2000, respectively. The average balance of outstanding impaired loans was $1,347,000 for the six months ended June 30, 2001 and $656,000 for the twelve months ended December 31, 2000.

REAL ESTATE OWNED ("REO")

REO consists of properties acquired through mortgage loan foreclosure proceedings, repossessions or in full or partial satisfaction of outstanding loan obligations. At June 30, 2001 and December 31, 2000 the Bank's REO properties totaled $46,000, consisting of one residential property.

LIQUIDITY - BANK

Deposits totaled $156.3 million at June 30, 2001, an increase of $12.9 million (or 9.0%) from the level of $143.4 million at December 31, 2000.

Deposit balances were as follows:

                                        June 30,      December 31,
                                     -----------------------------
(in thousands)                            2001          2000
------------------------------------------------------------------
Noninterest bearing demand deposits    $   15,254    $      14,119
Interest bearing demand deposits           17,110           16,018
Savings and escrow deposits                64,996           58,066
Time deposits                              58,936           55,155
                                     -----------------------------
     Total                             $  156,296    $     143,358
                                     =============================

The $12.9 million increase in deposit balances was primarily attributable to growth in all account balances resulting from the opening of the Bank's Portland main office in June 2000 and Falmouth branch in November 2000 and the introduction of the Bank's new relationship products for retail customers.

LIQUIDITY - COMPANY

On a parent company only basis ("parent"), the Company conducts no separate operations. Its business consists of the operations of its banking subsidiary. In addition to debt service relating to the promissory notes issued by the Company to a group of three Maine savings banks (the "Savings Banks") (the outstanding aggregate principal amount of such notes was $1.6 million at June 30, 2001) the Company's expenses consist primarily of Delaware franchise taxes associated with the Company's authorized capital stock and various other expenses. These expenses, including legal, certain audit and other professional fees, insurance and other expenses, are allocated between the Bank and the Company based upon the relative benefits derived.

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

The Loan Agreement dated August 4, 1999 (the "Loan Agreement"), between the Company and the Savings Banks contains certain terms, restrictions and covenants, such as restrictions regarding the conditions under which cash dividends may be paid by the Company (including a prohibition on the payment of cash dividends to its stockholders as long as the Company's debt-to-equity ratio on a parent-only basis exceeds 50%), and a requirement that the Company and the Bank maintain certain minimum capital ratios. At June 30, 2001, the Company's debt-to-equity ratio and regulatory capital ratios would have permitted the payment of a dividend by the Company under the terms of the Loan Agreement. Additionally, in connection with the pending Merger Transaction, on August 13, 2001 the Company made an unscheduled principal payment of $1.2 million to two of three Savings Banks pursuant to the terms of the Loan Agreement, reducing the unpaid principal balance to $400,000. The remaining $400,000 balance, which is payable to Norway Savings Bank, will be eliminated by virtue of the Merger Transaction.

On April 30, 2001, the Bank paid the Company a cash dividend of $1,398,596. At June 30, 2001, the parent's cash and cash equivalents totaled $1.3 million.

The Company suspended the payment of cash dividends to its stockholders in the fourth quarter of 1989 and has not paid any cash dividends to its stockholders since that time.

CAPITAL - BANK

The table below sets forth the regulatory capital requirements and capital ratios for the Bank at June 30, 2001 and December 31, 2000:

(dollars in thousands)                                          June 30, 2001     December 31, 2000
----------------------------------------------------------------------------------------------------
Tier 1 capital (Leverage) to total assets (1) ratio
  Qualifying capital                                              $ 17,628              $ 18,143
  Actual %                                                            7.87%                 8.60%
  Minimum requirements for capital adequacy %                         4.00%                 4.00%
  Average quarterly assets                                        $224,103              $210,989
Tier 1 capital to risk-weighted assets
  Qualifying capital                                              $ 17,628              $ 18,143
  Actual %                                                           13.33%                14.79%
  Minimum requirements for capital adequacy %                         4.00%                 4.00%
Total capital to risk-weighted assets (Tier 1 and Tier 2)
  Qualifying capital                                              $ 19,299              $ 19,962
  Actual %                                                           14.60%                16.05%
  Minimum requirement for capital adequacy %                          8.00%                 8.00%
  Risk-weighted assets                                            $132,383              $122,626

(1) Calculated on an average quarterly basis less disallowed portion of the deferred tax asset.

CAPITAL - COMPANY

The table below sets forth the regulatory capital requirements and capital ratios for the Company at June 30, 2001 and December 31, 2000:

(dollars in thousands)                                          June 30, 2001     December 31, 2000
----------------------------------------------------------------------------------------------------
Tier 1 capital (Leverage) to total assets (1) ratio
  Qualifying capital                                             $   18,009            $   17,204
  Actual %                                                             8.01%                 8.14%
  Minimum requirements for capital adequacy %                     4.00-5.00%            4.00-5.00%
  Average quarterly assets                                       $  224,697            $  211,406
Tier 1 capital to risk-weighted assets
  Qualifying capital                                             $   18,009            $   17,204
  Actual %                                                            13.47%                13.97%
  Minimum requirements for capital adequacy %                          4.00%                 4.00%
Total capital to risk-weighted assets (Tier 1 and Tier 2)
  Qualifying capital                                             $   19,695            $   18,759
  Actual %                                                            14.73%                15.23%
  Minimum requirement for capital adequacy %                           8.00%                 8.00%
  Risk-weighted assets                                           $  133,655            $  123,158

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

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

(a)  None.

(b) The Company filed the following Current Reports on Form 8-K during the quarter:

     (i) The Company filed a Current Report on Form 8-K on April 2, 2001 announcing that the Company and Mellon Investor Services LLC entered into Amendment No. 4 to Rights Agreement as of April 1, 2001.
     (ii) The Company filed a Current Report on Form 8-K on April 4, 2001 announcing that it had entered into an Agreement and Plan of Merger dated as of April 1, 2001, under which Norway Bancorp, Inc. will acquire the Company in a cash for stock exchange.
     (iii)The Company filed a Current Report on Form 8-K on April 5, 2001 announcing that its annual meeting of stockholders would be postponed in light of the pending merger with Norway Bancorp, Inc.

                            FIRST COASTAL CORPORATION


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              FIRST COASTAL CORPORATION


Date: August 14, 2001               By:  /s/ Gregory T. Caswell
                                         ------------------------------------
                                    Gregory T. Caswell
                                    President and Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: August 14, 2001               By:  /s/ Gregory T. Caswell
                                         ------------------------------------
                                    Gregory T. Caswell
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


Date: August 14, 2001               By:  /s/ Dennis D. Byrd
                                         ------------------------------------
                                    Dennis D. Byrd
                                    Vice President and Treasurer
                                    (Principal Financial and Accounting Officer)